Form 10-Q
period 2005-06-30
New Skies Satellites B.V.
filed 2005-08-15
CIK 1313981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  333-123420

NEW SKIES SATELLITES B.V.

(Exact name of Registrant as specified in its charter)

The Netherlands	20-1814083
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Rooseveltplantsoen 4
2517 KR The Hague
The Netherlands
(Address, including zip code, of Registrant’s Principal Executive Offices)

(31) 70-306-4100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the
Exchange Act).  ☐ Yes  ☒ No

As of July 31, 2005, 18,200 ordinary shares of our common stock were outstanding.

NEW SKIES SATELLITES B.V.

TABLE OF CONTENTS

Introduction

Special Note Regarding Forward-Looking Statements

Part I – Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

Condensed Consolidated Statements of Operations (Unaudited)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitiative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

INTRODUCTION

In this quarterly report, all references to “New Skies,” “the Company,” “we,” “us,” “our” and “ours” refer to New Skies Satellites B.V. and its subsidiaries, unless the context otherwise requires or it is otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report are not historical facts and are “forward-looking statements” within the meaning of the U.S. federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.  We intend that forward looking statements contained in this report be covered by the safe harbors created under the U.S. federal securities laws. Words such as “believes,” “expects,” “estimates,” “may,” “intends,” “will,” “should” or “anticipates” and similar expressions or their negatives identify forward-looking statements.

Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this report regarding matters that are not historical facts, involve predictions. Statements of that sort involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by any statements of that sort. These risks and uncertainties include, among other things:

•                  the level and type of demand for our services and for the products and services provided by our customers to third parties, including the extent to which changes in demand and our competitive position as well as the creditworthiness of our customers may result in changes to our contractual backlog for future services and in pricing pressure and overcapacity in the markets in which we compete;

•                  problems with respect to the construction, launch or in-orbit performance of our existing and future satellites, including possible future losses on satellites that are not fully covered by insurance, or with the performance of our ground-based facilities, including with the performance of our Satellite Operations Center;

•                  our ability to attract sufficient funding to meet our future capital and debt-repayment requirements;

•                  competition and our competitiveness vis-à-vis other providers of satellite and ground-based services;

•                  the pace and effects of industry consolidation;

•                  the continued availability of insurance on commercially reasonable terms, and the effects of any insurance exclusions;

•                  changing technology;

•                  changes in our business strategy or development plans;

•                  our ability to attract and retain qualified personnel;

•                  worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis;

•                  control by certain investment funds affiliated with The Blackstone Group (the “investment funds”); and

•                  legal, regulatory, and tax developments, including changes in domestic and international governmental regulation.

We caution you that the foregoing list of important factors is not exclusive. These risks and uncertainties could cause actual results to vary materially from future results indicated, expressed or implied in any forward-looking statements. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements may not in fact occur. We undertake no obligation to update or revise publicly any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS.

NEW SKIES SATELLITES B.V.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars, except per share data)

	As of December 31, 2004	As of June 30, 2005
Assets
Current assets
Cash and cash equivalents	$37,958	$40,467
Trade receivables, net of allowance for doubtful accounts of $7,262 and $8,199 as of December 31, 2004 and June 30, 2005, respectively	36,371	36,403
Prepaid expenses and other assets	10,591	9,699
Total current assets	84,920	86,569
Communications, plant and other property, net	895,906	683,774
Deferred tax assets	17,754	22,547
Debt issuance costs and other assets	32,109	21,846
Restricted cash	—	30,000
TOTAL ASSETS	$1,030,689	$844,736

Liabilities and Shareholders’ Deficiency
Current liabilities
Accounts payable and accrued liabilities	$28,380	$29,354
Accrued interest	4,880	7,094
Income taxes payable	20,480	19,775
Deferred tax liabilities	10,848	7,969
Deferred revenues and other liabilities	21,008	23,029
Satellite performance incentives	6,332	5,340
Total current liabilities	91,928	92,561
Deferred revenues and other liabilities	10,224	9,178
Satellite performance incentives	30,597	28,274
Term loan facility	460,000	228,560
Fixed and floating rate notes	285,000	285,000
Subordinated shareholder PIK loan	155,884	164,610
Other subordinated shareholder loans	—	48,242
Total liabilities	1,033,633	856,425

Shareholders’ deficiency
Ordinary shares	23	23
Additional paid in capital	10,000	17,740
Accumulated deficit	(13,637)	(29,862)
Accumulated other comprehensive income	670	410
Total shareholders’ deficiency	(2,944)	(11,689)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,030,689	$844,736

See notes to condensed consolidated financial statements.

NEW SKIES SATELLITES B.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands of U.S. dollars)

	Three Months Ended June 30		Six Months Ended June 30
	Predecessor 2004	Successor 2005	Predecessor 2004	Successor 2005

Revenues from telecommunication services	$51,253	$59,658	$103,108	$117,894
Operating expenses:
Depreciation	25,775	23,775	51,643	47,278
Cost of operations:
General	13,623	10,770	27,375	21,829
Stock-based compensation	87	1,113	164	1,477
Selling, general and administrative:
General	9,569	10,276	20,596	20,639
Stock-based compensation	649	8,522	1,232	11,692
Transaction related expenses	2,846	—	2,846	—
Monitoring agreement fees	—	6,563	—	6,938
Total Operating Expenses	52,549	61,019	103,856	109,853
Gain arising on frequency coordination	32,000	—	32,000	10,000
Operating Income (Loss)	30,704	(1,361)	31,252	18,041
Interest expense, net	258	21,630	588	40,733
Income (Loss) Before Income Tax Expense (Benefit)	30,446	(22,991)	30,664	(22,692)
Income tax expense (benefit)	10,961	(6,566)	11,039	(6,467)
Net Income (Loss)	$19,485	$(16,425)	$19,625	$(16,225)

See notes to condensed consolidated financial statements.

NEW SKIES SATELLITES B.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three Months Ended June 30		Six Months Ended June 30
	Predecessor 2004	Successor 2005	Predecessor 2004	Successor 2005
Cash flows from operating activities:
Net income (loss)	$19,485	$(16,425)	$19,625	$(16,225)
Adjustments for non-cash items:
Depreciation	25,775	23,775	51,643	47,278
Non-cash interest on PIK and other shareholder loans	—	5,294	—	9,633
Deferred taxes	529	(7,766)	775	(7,664)
Non-cash stock-based compensation expense	736	4,206	1,396	7,739
Amortization of debt issuance costs	160	6,284	321	10,777
Changes in operating assets and liabilities:
Trade receivables	301	1,363	(1,573)	(61)
Prepaid expenses and other assets	(388)	2,869	2,297	995
Accounts payable and accrued liabilities	2,025	2,131	5,428	1,066
Accrued interest	—	(5,891)	—	2,214
Income taxes payable	10,110	650	9,846	(689)
Other liabilities	1,906	1,953	453	996
Net Cash Provided by Operating Activities	60,639	18,443	90,211	56,059

Cash flows from investing activities:
Payments for communication, plant and other property	(1,674)	(1,013)	(3,859)	(3,562)
Reimbursement of NSS-8 construction costs	—	—	—	168,000
Increase in restricted cash	—	—	—	(30,000)
Net Cash Provided by (Used in) Investing Activities	(1,674)	(1,013)	(3,859)	134,438

Cash flows from financing activities:
Stock options exercised	347	—	741	—
Dividend paid	(3,985)	—	(3,985)	—
Satellite performance incentives	(1,587)	(2,180)	(3,159)	(3,828)
Repayments of senior long-term debt	—	(142,600)	—	(231,440)
Borrowings under shareholder loans	—	145,043	—	145,043
Payments under shareholder loans	—	(9,208)	—	(97,708)
Net Cash Used in Financing Activities	(5,225)	(8,945)	(6,403)	(187,933)
Effect of exchange rate differences	(274)	(35)	(285)	(55)
Net increase in cash and cash equivalents	53,466	8,450	79,664	2,509
Cash and cash equivalents, beginning of period	49,451	32,017	23,253	37,958
Cash and cash equivalents, end of period	$102,917	$40,467	$102,917	$40,467

See notes to condensed consolidated financial statements.

NEW SKIES SATELLITES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      BASIS OF PRESENTATION

References made to the “Company” or “New Skies” shall mean New Skies Satellites N.V. and its subsidiaries for the period up to and including November 1, 2004 and New Skies Satellites B.V. and its subsidiaries for periods thereafter.

New Skies Satellites B.V. was formed on September 7, 2004 as a corporation organized under the laws of the Netherlands.  The Company is currently controlled by investment funds affiliated with The Blackstone Group (the “investment funds”).

The accompanying condensed consolidated financial statements have been prepared on the basis of the consolidated results of New Skies Satellites B.V. and subsidiaries following the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of New Skies Satellites N.V. (the “Acquisition”).  Accordingly, the accompanying consolidated financial statements have been prepared by presenting the results for the periods prior to the Acquisition of New Skies Satellites N.V. (labeled as “Predecessor”) with those for the period subsequent to the Acquisition (labeled as “Successor”).

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments, which are of a normal recurring nature, that management considers necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s registration statement on Form S-4 (File No. 333-123420) filed with the Securities and Exchange Commission (“SEC”), as such registration statement became effective on June 8, 2005.

2.                                      DESCRIPTION OF BUSINESS

Acquisition of New Skies Satellites N.V.

The Company purchased substantially all of the assets and liabilities of New Skies Satellites N.V. on November 2, 2004. The Company acquired these assets and liabilities for cash consideration of $958.0 million and direct acquisition costs of $24.8 million, for a total purchase price of $982.8 million.  Management has performed a preliminary allocation of the purchase price to the assets and liabilities acquired, which the Company believes is reasonable, but is subject to revision upon completion of an independent valuation study, which is expected to be finalized in the third quarter of 2005. The amounts that the Company may record based on the final assessment and determination of fair values may differ significantly from those based on the preliminary purchase price allocation. The amounts allocated to communications, plant and other property may be revised and depreciation and useful lives may ultimately differ from those used in these interim condensed consolidated financial statements, either of which could have a material impact on the financial position and results of operations of the Company. Additionally, a portion of the purchase price may ultimately be allocated to identifiable intangible assets, which also could have a material impact on the financial position and results of operations of the Company.

In connection with the Acquisition, the investment funds contributed $153.0 million in the form of a subordinated shareholder PIK loan (see Note 9). In addition, the Company entered into senior secured credit facilities, consisting of a $460.0 million term loan facility and a $75.0 million revolving credit facility, issued $160.0 million aggregate principal amount of Floating Rate Notes due 2011 and issued $125.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 to fund the Acquisition (see Note 8).

Prepayment of Credit Facility and Shareholder Loans; Amendment of Credit Facilities

In the first quarter 2005, the Company entered into an amended agreement for NSS-8, pursuant to which the manufacturer refunded to the Company all construction payments that had been made to date.  In February 2005, the Company used this refund, along with cash-on-hand, to pay down $88.8 million under the term loan facility and to make an $88.5 million distribution to its direct parent and shareholder, New Skies Holding B.V., resulting in a corresponding net reduction in amounts owed under the shareholder loans outstanding.

In the first quarter of 2005, the Company’s senior secured credit agreement was amended to increase the level of permitted dividends and to make the other changes described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources”.  The amended credit facilities allow for the payment of dividends by the Company and New Skies Holding B.V. of up to $65 million for 2005 and annual dividends thereafter in an amount equal to 105% of the amount permitted to be paid in the immediately preceding fiscal year.  Such dividends will be permitted only so long as no events of default exist under the credit agreement and provided that the Company’s debt to Adjusted EBITDA is below certain thresholds at the time of payment.  The amount of dividends available will also be reduced by certain shareholder and other payments made by the Company.  This amendment became effective upon the consummation of the Initial Public Offering (“NSS IPO”) of New Skies Holdings Ltd. (“Holdings”), our ultimate parent company, that occurred on May 13, 2005 (as further discussed below).

Pursuant to the amendment to the senior secured credit agreement, the amounts allowed for additional dividends increased (i) from $95.0 million to $100.0 million (to allow for the distribution paid in connection with the amended NSS-8 agreement, as discussed above) and (ii) from $10.0 million to $20.0 million, increasing to $30.0 million if the Company’s Total Leverage Ratio is equal to or less than 5.0x.

In connection with the NSS IPO, the Company also amended the terms of the Subordinated Shareholder PIK Loans to provide for the option to make payments of principal and interest in cash or in-kind in order to accommodate the payment of dividends by the Company to Holdings, which will allow Holdings to pay dividends to its shareholders going forward.

Initial Public Offering

On May 13, 2005, Holdings completed the sale of 11.9 million newly issued ordinary shares, equivalent to approximately 37% of the total currently issued and outstanding ordinary shares, in an initial public offering.  The sale of an additional 1.8 million shares, consisting of shares issued to cover overallotments, was completed on May 27, 2005.  The principal asset of Holdings, which is a holding company and has no direct operations, is its equity interest in the Company.

Holdings provided the Company with $137.3 million of the NSS IPO net proceeds by way of an indirect shareholder loan. We used $131.2 million of these funds, together with $11.4 million of cash-on-hand, to repay $142.6 million of the term loan facility and the remaining $6.1 million of these funds to pay a fee to Blackstone Management Partners IV L.L.C. in connection with the termination of the transaction and monitoring fee agreement.

Prior to the consummation of the NSS IPO, Holdings completed an internal restructuring pursuant to which the investment funds and management contributed 100% of the equity, preferred equity certificates and convertible preferred equity certificates of New Skies Investments S.a.r.l. (our previous ultimate holding company) to Holdings. Due to this reorganization, the investment funds and management became owners of 100% of the equity of Holdings. As a result, New Skies Investments S.a.r.l., New Skies Holding B.V. and the Company became indirect wholly-owned subsidiaries of Holdings.

In connection with the NSS IPO, Holdings granted options to some of the Company’s employees, including its senior executives, to purchase shares of its common stock.  See Note 10 and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Stock Compensation.”

Dividend Policy

The board of directors of Holdings has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by its business in excess of operating expenses and working capital requirements, interest and capital expenditures as regular quarterly dividends to its shareholders.

Offers to Exchange Senior Floating Rate Notes and Senior Subordinated Notes

On June 8, 2005, the Company filed a registration statement on Form S-4 in which the Company offered to exchange $160,000,000 principal amount of its Senior Floating Rate Notes due 2011, which have been registered under the Securities Act of 1933, for any and all of its outstanding $160,000,000 Senior Floating Rate Notes due 2011 and to exchange $125,000,000 principal amount of its 9 1/8% Senior Subordinated Notes due 2012, which have been registered under the Securities Act of 1933, for any and all of its outstanding $125,000,000 9 1/8% Senior Subordinated Notes due 2012.  The exchange offers expired on July 9, 2005.  All outstanding notes were tendered in the exchange offers.  The Company conducted the exchange offers in order to satisfy certain of its obligations under the registration rights agreements entered into in connection with the placement of the outstanding notes.  The terms of the exchange notes issued in the exchange offers are substantially identical to the outstanding notes, except that the exchange notes are freely tradeable.  The Company did not receive any cash proceeds from the issuance of the exchange notes in the exchange offers.

3.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in its audited consolidated financial statements for the year ended December 31, 2004 included its registration statement on Form S-4 (File No. 333-123420) filed with the SEC, as such registration statement became effective on June 8, 2005.  There have been no material changes to the Company’s significant accounting policies since that date.

Recently Issued But Not Adopted Accounting Standard

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes resulting from the adoption of a new accounting pronouncement that do not specify transition requirements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. SFAS 154 is effective for the Company as of January 1, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

4.                                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and translation adjustments that were recognized directly in equity. Translation adjustments of $(0.7) million and $(0.2) million for the three months ended June 30, 2004 and 2005, respectively, and $(0.6) million and $(0.3) million for the six months ended June 30, 2004 and 2005, respectively, were incurred and consequently, comprehensive income (loss) in these periods is equal to $18.8 million, $(16.6) million, $19.0 million and $(16.5) million, respectively.

5.                                      COMMUNICATIONS, PLANT AND OTHER PROPERTY

Communications, plant and other property consisted of the following (in thousands of U.S. dollars):

	December 31, 2004	June 30, 2005
Spacecraft and launch costs	$684,348	$684,348
Construction-in-progress	171,684	4,565
Communications support and other	35,883	35,252
Buildings	20,013	22,909
	911,928	747,074
Less: accumulated depreciation	16,022	63,300
Total	$895,906	$683,774

Construction-in-progress relates primarily to satellites under construction and related launch services.

In January 2005, the Company entered into an amended agreement for NSS-8, which (among other things) amended the satellite’s contractual delivery deadline and the payment terms.  Under the prior agreement, NSS-8 was scheduled to enter commercial service in the first quarter of 2005.  Consistent with the terms of the amended agreement, NSS-8 is projected to be launched in the second half of 2006 and to enter commercial service approximately 90 days after launch.  In consideration for the agreement to increase the purchase price and to amend the delivery deadline, the manufacturer agreed to refund all construction payments made to date, amounting to $168.0 million.  The entire purchase price, including $30.0 million that has been placed in escrow, will be paid as satellite performance incentives, subject to satisfactory performance of the satellite during its contractual design life, and the Company will provide commercially reasonable security to Boeing with respect to unpaid incentives.

Upon acceptance of a spacecraft from a satellite manufacturer, the net present value of performance incentive payments is recorded as a part of the historical cost of the satellite.

6.                                      CONTRACTUAL COMMITMENTS

In further development and operation of the Company’s global commercial communications satellite system, significant additional expenditures are anticipated.  At June 30, 2005, the Company had a contract for the construction, development and launch of the NSS-8 satellite with future committed payments on this program.  Such commitments (“satellite incentives”) totaled $378.5 million at June 30, 2005, including interest that will be accrued thereon, that are scheduled to fall due over the anticipated operating life of this satellite, to the extent that the satellite operates successfully throughout its contractual design life.

The Company has recorded a liability of $5.2 million at June 30, 2005 representing the present value, at a weighted average discount rate of 7.7%, for incentive payments on the NSS-5, NSS-703 and NSS-806 satellites.  Incentive payments of $1.1 million, $1.4 million, $1.4 million, $0.9 million, $0.5 million and $0.4 million are due for the six months ending December 31, 2005 and for the years ending 2006, 2007, 2008, 2009 and 2010, respectively.

The Company has recorded an additional liability of $28.4 million at June 30, 2005 representing incentive payments, before interest, on the NSS-6 and NSS-7 satellites requiring payments of $3.5 million in each of the five years ending December 31, 2009 and $17.4 million in the years thereafter.  A variable interest charge equivalent to LIBOR plus 1% on the outstanding principal will also be incurred on these payments.

7.                                      INCOME TAXES

The Company has yet to conclude its discussions with the Dutch tax authorities regarding the final tax obligation of its Predecessor, New Skies Satellites N.V.  Such obligation was a liability assumed by the Company in connection with the Acquisition, and accordingly, the Company recorded a provision for income tax liabilities of $20.0 million at the date of Acquisition.  The Company believes that this adequately covers the liability assumed with respect to the predecessor’s tax liability.  However, as these discussions are expected to be finalized on or before November 2005, any subsequent adjustment to the corporate tax liability would be made in the preliminary purchase price allocation and would not be expected to impact earnings.

Certain countries within which the Company operates have sought to impose withholding taxes or income taxes on payments from customers in those countries, notwithstanding the existence of tax treaties that the Company believes do not permit the imposition of such taxes.  In particular, the Government of India has characterized payments made by Indian-based customers and certain payments made by non-resident customers in India as “royalty payments”. The Government of India has assessed taxes on these payments for the period April 1999 to March 2002 and may in the future assess taxes on these payments for subsequent periods.  The Company has appealed the assessment in accordance with applicable procedures for handling disputed tax assessments.  However, the Company believes it is probable that a loss has been incurred and have recorded an accrual totaling $5.0 million as of June 30, 2005, representing management’s best estimate of the amount of the withholding tax obligations that have accrued through June 30, 2005. There were no material developments in these proceedings during the three and six month periods ended June 30, 2005.

For further information on these matters, see Note 6 to the Notes to Consolidated Financial Statements included in the Company’s registration statement on Form S-4 (File No. 333-123420) filed with the SEC, as such registration statement became effective on June 8, 2005.

8.                                      FINANCING ARRANGEMENTS

At June 30, 2005, senior long-term debt consisted of the following (in thousands of U.S. dollars):

Senior Secured Credit Facilities	$228,560
$160 million Senior Floating Rate Notes due 2011	160,000
$125 million 9 1/8% Senior Subordinated Notes due 2012	125,000
Total senior long-term debt	$513,560

In addition, at June 30, 2005 the Company had $125.0 million available under its revolving credit facility against which $4.3 million of standby letters of credit had been drawn.

Senior Secured Credit Facilities

Concurrent with the consummation of the Acquisition, the Company entered into senior secured credit facilities consisting of a $460 million senior secured term loan facility that matures in May 2011 and a $75 million senior secured revolving credit facility that matures in November 2010.  During the first half of 2005, the Company prepaid $231.4 million of the term loan borrowings and entered into an amendment to the credit facilities that, among other things, increased the revolving credit facility to $125.0 million.  See Note 2.  At maturity any outstanding borrowings on the facilities must be repaid in full.  Borrowings under the facilities bear interest at an adjustable rate based on LIBOR for the associated period of draw-down plus an applicable margin.  The facilities are subject to customary covenant requirements and restrictions, including a maximum leverage ratio and a minimum interest coverage ratio.

At June 30, 2005, a one-month draw-down under the senior secured credit facilities would bear interest at 5.6% per annum.  In addition, a commitment fee of 0.375% is paid on the unused revolving credit amount.  At June 30, 2005 there was $228.6 million outstanding on the senior secured term loan facility and no amounts outstanding under the senior secured revolving credit facility.

Senior Floating Rate Notes due 2011

In connection with the Acquisition, the Company issued $160 million aggregate principal amount of Floating Rate Notes due 2011.  The notes bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 5 1/8%.  The notes rank equally in right of payment to all existing and future senior indebtedness; rank senior in right of payment to all the Company’s existing and future senior subordinated indebtedness and subordinated indebtedness and rank subordinated in right of payment to the Company’s secured indebtedness.  Early redemption is permitted without penalty on or after November 1, 2006.  Redemption prior to this date is subject to a reducing premium of a maximum of 2% of the principal amount.  The notes are subject to customary covenant requirements and restrictions.  On July 9, 2005, the Company concluded an exchange offer pursuant to which all outstanding Senior Floating Rate Notes due 2011 were exchanged for Senior Floating Rate Notes due 2011 that have been registered under the Securities Act of 1933.  See Note 2.  At June 30, 2005, the $160 million of outstanding notes bore an interest rate of 8.5% per annum.

9 1/8% Senior Subordinated Notes due 2012

In connection with the Acquisition, the Company issued $125 million aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012.  The notes rank junior in right of payment to all existing and future senior indebtedness; rank equal in right of payment to all the Company’s existing and future senior subordinated indebtedness and rank subordinated in right of payment to the Company’s secured indebtedness.  Early redemption is permitted without penalty on or after November 1, 2007.  Redemption prior to this date is subject to a reducing premium of a maximum of 4.6% of the principal amount.  The notes are subject to customary covenant requirements and restrictions.  On July 9, 2005, the Company concluded an exchange offer pursuant to which all outstanding Senior Subordinated Notes due 2012 were exchanged for Senior Subordinated Notes due 2012 that been registered under the Securities Act of 1933.  See Note 2.  At June 30, 2005, all $125 million of issued notes were outstanding.

9.                                      SUBORDINATED SHAREHOLDER LOANS

In connection with the Acquisition, the Company received a loan with a $153.0 million aggregate principal amount from New Skies Holding B.V., the Company’s direct parent (“Subordinated shareholder PIK loan”).  Interest accrues at the rate of 11.5% per annum on a cumulative basis, payable on maturity on April 1, 2014.  The loan is subordinated to all current and future indebtedness of the Company.  At June 30, 2005, $164.6 million of this Subordinated shareholder PIK loan including accrued interest was outstanding.

In addition, at June 30, 2005, $48.2 million of other subordinated shareholder loans, including accrued interest, were outstanding.  These comprised $99.1 million, including accrued interest thereon, that was indirectly due from Holdings following a $88.5 million distribution made out of the proceeds of the NSS-8 refund and $9.2 million of expenses paid on behalf of Holdings offset by indirectly received loans totaling $147.3 million from Holdings, including interest accrued thereon, primarily from the proceeds generated from the NSS IPO.  These funds were used, in part, to repay $131.2 million of the Company’s senior long-term debt and the fee arising from the termination of the monitoring agreement with Blackstone Management Partners IV L.L.C.  The other subordinated shareholder loans all mature on December 31, 2014 and accrue interest at the rate of 11.5% per annum on a cumulative basis.

10.                               STOCK-BASED COMPENSATION

During the three month period ended June 30, 2005 and in conjunction with the NSS IPO and the underwriters’ election to exercise their overallotment option, Holdings granted options to the Company’s employees to acquire shares of Holdings common stock pursuant to Holdings’ Stock Incentive Plan. The aggregate stock-based compensation associated with these awards is approximately $21.7 million, reflecting the estimated fair value of the options at the date of grant. The non-cash stock-based compensation is being recognized as an operating expense over the vesting period of the options. Certain of the options will vest based solely on continued employment over the next four years and the remaining options will vest upon the achievement of performance goals over the next four to seven years or imputed returns realized on sales of Holdings shares by the investment funds.

Options were also granted in conjunction with the NSS IPO and the underwriters’ election to exercise their overallotment option that vested upon issuance and were immediately exercised, allowing the Company’s employees to acquire 115,075 shares of Holdings’ common stock.

The Company’s optionholders also received a bonus in the second quarter of 2005 of approximately $4.3 million from cash on hand as a consequence of the underwriters’ decision to exercise their overallotment option.

All options must be exercised or forfeited upon vesting. At June 30, 2005, all options had exercise prices of approximately $3.05 and weighted average remaining contractual lives of three years.  No options were exerciseable at June 30, 2005.  Upon the payment of dividends by Holdings, options will be adjusted to take into account that the optionholder will not receive the benefit of that dividend.

The Company recognized $9.6 million and $13.2 million of stock-based compensation expense for the three and six month periods ended June 30, 2005 under the Stock Incentive Plan.  For the three and six month periods ended June 30, 2004 stock-based compensation was $0.7 million and $1.4 million, respectively.

11.                               SUBSEQUENT EVENT

In July 2005, the Company reached an agreement with SES Global S.A. affiliates (“SES”) relating to orbital slot coordination matters.  Under its terms, the Company agreed not to bring a fixed satellite service satellite into use at its 125 degrees west longitude location in order to ensure that SES will be able to operate its own satellite at this location without interference.  In return, SES made a total payment to the Company of $9.5 million in August 2005, which will be used to further reduce the Company’s outstanding debt.  This payment will be reflected in the Company’s results for the three and nine month periods ending September 30, 2005.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and with our management’s discussion and analysis included in our registration statement on Form S-4 (File No. 333-123420) filed with the SEC, as such registration statement became effective on June 8, 2005. This discussion contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” and the Risk Factors included in our registration statement on Form S-4  for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

References made to the “Company”, “New Skies”, “we” or “our” shall mean New Skies Satellites N.V. and its subsidiaries for the period up to and including November 1, 2004 and New Skies Satellites B.V. and its subsidiaries for periods thereafter.

Management Overview

We are a global satellite communications company that owns and operates five in-orbit satellites and has one additional satellite under construction.  We provide satellite-based transponder capacity for the transmission of data services, video services, Internet-related services and voice services.  We also offer ground-based services in conjunction with our satellite capacity in order to provide our customers with end-to-end communications services for certain applications.

Overall, the business climate for the three and six month periods ended June 30, 2005, while improving somewhat, on balance remained difficult. However, because pricing was relatively stable throughout these periods at approximately $1.2 million per 36 MHz-equivalent transponder, the growth in our fill rate from 52% at June 30, 2004 to 61% at June 30, 2005 resulted in a 16% revenue growth over this period.

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company’s consolidated financial statements have been prepared on the basis of the consolidated results of New Skies Satellites B.V. and subsidiaries following the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of New Skies Satellites N.V. (the “Acquisition”). Accordingly, the results for the periods prior to the acquisition of New Skies Satellites N.V. have been labeled as “Predecessor” and those for the period subsequent to the Acquisition have been labeled as “Successor”.

Revenues

We earn revenues by providing transponder capacity, or a combination of transponder capacity and terrestrial facilities and services, to customers around the globe to allow them to transmit and receive signals using our satellites.  We provide transponder capacity on both a fixed term and occasional use basis.  For the three and six month periods ended June 30, 2004 and 2005, we derived our telecommunication services revenues from the following geographic regions (based on the billing addresses of our customers):

	Three Months Ended June 30		Six Months Ended June 30
Region	Predecessor 2004	Successor 2005	Predecessor 2004	Successor 2005
North America	36%	42%	35%	41%
Europe	21	20	21	21
India, Middle East and Africa	22	19	22	18
Latin America	13	11	13	10
Asia Pacific	8	8	9	10
Total	100%	100%	100%	100%

Generally, the region within which a customer purchases services provides a reasonable indication of the location where the services are used. However, some of our customers may purchase capacity to provide services outside of their home country and, as a result, this distribution may not reflect actual traffic flow on our satellites. Based on our analysis of market trends, we believe that we will continue to experience geographic diversity of our revenues going forward.

The table below presents our estimate, based on our analysis of information provided by our customers, of the percentage of our revenues from telecommunication services for the three and six month periods ended June 30, 2004 and 2005 that were attributable to each of the three broad categories of content for which our customers used our services: data and voice transmissions for government and corporate communications networks and international carriers; video transmissions for broadcasting, cable, and other entertainment media; and the transmission of Internet content for Internet service providers and others.

	Three Months Ended June 30		Six Months Ended June 30
Services	Predecessor 2004	Successor 2005	Predecessor 2004	Successor 2005
Data and voice services	47	56	47	55
Video services	36	30	35	32
IP services	17	14	18	13
Total	100%	100%	100%	100%

As the table above shows, our revenues continued to be balanced across these three categories of demand.  Based on an analysis of information provided by our customers, we estimate that during both the three and six month periods ended June 30, 2005, we derived approximately one-third of our revenues from services to customers where the ultimate end user was a governmental entity.

Results of Operations

Three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004

Revenues.  Our revenues from telecommunication services for the three month period ended June 30, 2005 were $59.7 million, an increase of $8.4 million, or 16%, as compared to $51.3 million for the same period in 2004.  Our revenues from telecommunication services for the six month period ended June 30, 2005 were $117.9 million, an increase of $14.8 million, or 14%, as compared to $103.1 million for the same period in 2004.

Our revenue growth during the three and six month periods ended June 30, 2005 was primarily due to an increase in the overall satellite fleet fill rate to 61% as of June 30, 2005 compared to 52% as of June 30, 2004. This growth in fill rate was principally driven by increased demand for NSS-6 capacity serving the Indian subcontinent, central Asia, and the Middle East, and from restoration services provided to Intelsat on NSS-5 commencing in the first quarter of 2005.

Depreciation.  Depreciation expense decreased by $2.0 million, or 8%, to $23.8 million for the three month period ended June 30, 2005 from $25.8 million for the same period last year. Depreciation expense decreased by $4.3 million, or 8%, to $47.3 million for the six month period ended June 30, 2005 from $51.6 million for the same period last year.

In both cases, the net decrease was primarily due to the preliminary fair value adjustment of our fixed asset base that occurred in connection with the Acquisition.

Cost of operations.  Our cost of operations for the three month period ended June 30, 2005 decreased by $1.8 million, or 13%, to $11.9 million from $13.7 million for the same period in 2004.  Our cost of operations for the six month period ended June 30, 2005 decreased by $4.2 million, or 15%, to $23.3 million from $27.5 million for the same period in 2004.

The decrease in our cost of operations resulted from reductions in third party teleport and satellite capacity procurements as well as overall reductions in other operating expenditures offset, in part, by increases in stock-based compensation expense.

Selling, general and administrative.  For the quarter ended June 30, 2005, our selling, general and administrative expenses increased $8.6 million, or 84%, to $18.8 million from $10.2 million in the same period in 2004.  For the six month period ended June 30, 2005, our selling, general and administrative expenses increased $10.5 million, or 48%, to $32.3 million from $21.8 million in the same period in 2004.

The increase in each period primarily resulted from the stock-based compensation expense recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 of $8.5 million and $11.7 million for the three and six month periods ended June 30, 2005, respectively, compared to $0.6 million and $1.2 million, respectively, in the same periods in 2004.

Transaction-related expenses. We did not incur any transaction-related expenses during the three and six month periods ended June 30, 2005. New Skies Satellites N.V. directly incurred $2.8 million of transaction-related expenses for the three and six month periods ended June 30, 2004.

These expenditures related to financial advisory fees and expenses, legal costs and accounting fees in connection with the sale of substantially all the assets and liabilities of New Skies Satellites N.V. on November 2, 2004.

Monitoring agreement fees.  In connection with the Acquisition, Blackstone Management Partners IV L.L.C. entered into a transaction fee and monitoring agreement with the Company relating to certain monitoring, advisory and consulting services for a period of ten years ending November 2, 2014. In connection with the NSS IPO, Blackstone Management Partners IV L.L.C. terminated this agreement. As contemplated by this agreement, the Company paid, in the second quarter of 2005, a termination fee to Blackstone Management Partners IV L.L.C. of $6.1 million from the proceeds of the NSS IPO. In addition, the company paid $0.4 million and $0.8 million for these services during the three and six month periods ended June 30, 2005, respectively. No such costs were incurred in the equivalent periods during 2004.

Gain arising on frequency coordination.  In the first quarter of 2005, we received a one-time payment of $10.0 million from SES Global affiliates following the successful resolution of certain frequency coordination matters, which positively affected our operating income for the six month period ended June 30, 2005. Similarly, in the second quarter of 2004, we received a one-time payment of $32.0 million from Intelsat LLC following the successful resolution of certain frequency coordination matters, which also positively affected our operating income for the three and six month periods ended June 30, 2004.

Interest expense, net. Interest expense, net was $21.6 million and $40.7 million for the three and six month periods ended June 30, 2005, respectively, compared to $0.3 million and $0.6 million, respectively, in the same period in 2004.  The net increase was due to the addition of new debt used in the financing of the Acquisition.

Income tax expense (benefit).  Our income tax benefit for the quarter ended June 30, 2005 was $6.6 million compared to income tax expense of $11.0 million for the quarter ended June 30, 2004. Our effective income tax rate for the quarter ended June 30, 2005 decreased to 28.5% as compared to 36% in the same period in 2004. Our income tax benefit for the six month period ended June 30, 2005 was $6.5 million, compared to income tax expense of $11.0 million for the same period in 2004.  Our effective income tax rate for the period was 28.5%, as compared to 36% in the same period in 2004.

In both cases, the decrease in our effective tax rate was primarily due to the reduction in the statutory rate of taxation in The Netherlands, our tax jurisdiction, from 34.5% to 30.0%.

Backlog

At June 30, 2005, we had a contractual backlog for future services of $555.0 million, with $105.9 million of payments scheduled to fall due during the second half of 2005, $139.0 million for 2006, $97.9 million for 2007, $62.5 million for 2008, $44.1 million for 2009 and $105.6 million for 2010 and thereafter.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash flow provided by operating activities and amounts available under our revolving credit facility.

Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for the foreseeable future.

If we do not generate sufficient cash flow provided by operating activities to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  In addition, the terms of existing or future debt instruments, including the senior secured credit facilities and the indentures governing the notes, may restrict us from adopting some of these alternatives.  Furthermore, the investment funds do not have any obligation to provide us with debt or equity financing in the future.  Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial position, results of operations and cash flows, as well as on our ability to satisfy our obligations in respect of the notes and the senior secured credit facilities.

In connection with our purchase of New Skies Satellites N.V. in November 2004, we entered into senior secured credit facilities, consisting of a $460.0 million term loan facility and a $75.0 million revolving credit facility.  During the quarter ended March 31, 2005, we repaid $88.8 million of borrowings under our term loan facility using proceeds of the NSS-8 satellite construction milestone payment refund and cash-on-hand and, during the quarter ended June 30, 2005, we repaid $142.6 million of borrowings under our term loan facility from a loan indirectly received from Holdings out of the proceeds of the NSS IPO and from cash on hand.  See Note 2 to Condensed Consolidated Financial Statements (Unaudited).

In connection with the NSS IPO (as discussed below) and effective upon its consummation, and as a result of the prepayments made to date, we amended our senior secured credit facilities to, among other things:

•                  increase the amount of permitted dividends (see Note 2 to Condensed Consolidated Financial Statements (Unaudited));

•                  eliminate the requirement that we repay the term loans under the senior secured credit facilities with excess cash flow;

•                  reduce the maximum required total leverage ratio covenant;

•                  lower the applicable margins for the term loan facility;

•                  permit the payment of the management fee to Blackstone Management Partners IV L.L.C. in connection with the termination of the transaction and monitoring fee agreement;

•                  conform the change of control definition to the change of control definition in the indentures governing the notes; and

•                  increase the revolving credit facility from $75.0 million to $125.0 million.

As of June 30, 2005, we had $513.6 million outstanding in aggregate senior indebtedness, with an additional $125.0 million of available borrowings under our revolving credit facility (excluding outstanding letters of credit, which reduce the amount available under the revolving credit facility).

Our credit facilities require us to maintain certain financial covenants and also subject us to certain restrictive covenants. As of June 30, 2005, we were in compliance with all of such covenants.

On May 13, 2005, Holdings, which is our ultimate parent company, completed the sale of 11.9 million newly issued ordinary shares, equivalent to approximately 37% of the total currently issued and outstanding ordinary shares in an initial public offering.  The sale of an additional 1.8 million shares, consisting of shares issued to cover overallotments, was completed on May 27, 2005.  The principal asset of Holdings, which is a holding company and has no direct operations, is its equity interest in us.

Holdings provided us with $137.3 million of the NSS IPO net proceeds by way of an indirect shareholder loan. As noted above, we used $131.2 million of these funds, together with $11.4 million of cash-on-hand, to repay $142.6 million of our term loan facility.

Dividend Policy

The board of directors of Holdings has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and capital expenditures as regular quarterly dividends to its shareholders. In connection with the NSS IPO, we amended our senior secured credit facilities and Subordinated Shareholder PIK Loan to, among other things, permit greater flexibility to pay dividends to Holdings’ shareholders.

Sources and Uses of Cash

	Three Months Ended June 30		Six Months Ended June 30
(In thousands of US dollars)	Predecessor 2004	Successor 2005	Predecessor 2004	Successor 2005

Net cash provided by operating activities	$60,639	$18,443	$90,211	$56,059
Net cash (used in) provided by investing activities	(1,674)	(1,013)	(3,859)	134,438
Net cash used in financing activities	(5,225)	(8,945)	(6,403)	(187,933)

Net cash provided by operating activities for the three and six month periods ended June 30, 2005 totaled $18.4 million and $56.1 million, respectively, compared to $60.6 million and $90.2 million for the same periods in 2004.  We had cash and cash equivalents of approximately $40.5 million as of June 30, 2005, and net trade receivables of $36.4 million, of which $26.8 million, or approximately 74%, were current or less than 30 days overdue.

Cash used in investing activities during the three and six month periods ended June 30, 2005 was funded using cash flow from operating activities.  Net cash used in investing activities totaled $1.0 million and $3.6 million in the three and six month periods ended June 30, 2005, respectively, excluding $168.0 million of satellite procurement milestone payments refunded to us in the first quarter of 2005 of which $30.0 million of cash was placed in escrow as part of the amended NSS-8 agreement.

Net cash used in financing activities included $231.4 million of repayments made against our senior long-term debt in the six month period ended June 30, 2005 from both the NSS-8 refund referred to above and from the net proceeds of the NSS IPO that were provided to us by way of shareholder loans.

Contractual Obligations

The following table summarizes our contractual obligations, including related estimated interest payments based on actual applicable rates for fixed rate obligations and forward interest rates for the relevant period for variable rate obligations, and commercial commitments as of June 30, 2005:

	Payments Due by Period
(In thousands of US Dollars)	Total	Less than one year	1-3 years	4-5 years	After 5 years

Long-term debt:
Term loan facility(1)	$317.7	$16.9	$29.3	$30.3	$241.2
Senior floating rate notes(1)	256.4	16.7	29.4	30.1	180.2
Senior subordinated notes(1)	210.5	13.3	22.8	22.8	151.6
Subordinated shareholder loans(1)	267.7	—	—	—	267.7
Operating leases	2.9	0.3	1.7	0.9	—
Unconditional purchase obligations(2)	17.4	3.3	7.8	2.7	3.6
Conditional payment obligations(3)	47.4	7.2	12.5	10.0	17.7
Contingent conditional payment obligations(4)	378.5	—	55.3	25.5	297.7
Total	$1,498.5	$57.7	$158.8	$122.3	$1,159.7

(1)                                  The senior secured credit facilities consist of a $460.0 million senior secured term loan facility that matures in May 2011 and a $125.0 million senior secured revolving credit facility that matures in November 2010. Borrowings under the facilities bear interest at an adjustable rate based on LIBOR for the associated period of draw-down plus an applicable margin. At June 30, 2005, a one-month draw-down under the facilities would bear interest at 5.6% per annum. In addition, a commitment fee of 0.375% is paid on the unused revolving credit amount.

The outstanding senior floating rate notes bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 5 1/8%. At June 30, 2005, these notes accrued interest at a rate of 8.5% per annum.

The outstanding senior subordinated notes bear interest at a rate of 9 1/8%.

The subordinated shareholder loans all have fixed repayment dates of December 31, 2014, except the subordinated shareholder PIK loan which matures on April 1, 2014. Shareholder loans bear interest at 11.5% per annum on a cumulative basis.

(2)                                  Unconditional purchase obligations reflect agreements for the procurement of fiber, satellite capacity and teleport services.

(3)                                  Conditional payment obligations reflect the in-orbit performance incentives of our in-orbit satellite fleet and are paid over the lifetime of the respective satellite.

(4)                                  Contingent conditional payment obligations reflect the in-orbit incentives of our NSS-8 satellite, currently under construction. The payment obligation is contingently payable on the satisfactory performance of the spacecraft and is paid over its lifetime.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined under SEC rules.

Stock Compensation

During the three month period ended June 30, 2005 and in conjunction with the NSS IPO and the underwriters’ election to exercise their overallotment option, Holdings granted options to our employees to acquire shares of its common stock pursuant to Holdings’ Stock Incentive Plan. The aggregate stock-based compensation associated with these awards is approximately $21.7 million, reflecting the estimated fair value of the options at the date of grant. The non-cash stock-based compensation is being recognized as an operating expense over the vesting period of the options. Certain of the options will vest based solely on continued employment over the next four years and the remaining options will vest upon the achievement of performance goals over the next four to seven years or imputed returns realized on sales of Holdings shares by the investment funds.

In addition, options were also granted in conjunction with the NSS IPO and the underwriters’ election to exercise their overallotment option that vested upon issuance and were immediately exercised, allowing our employees to acquire 115,075 shares of Holdings’ common stock.

Our optionholders also received a bonus in the second quarter of 2005 of approximately $4.3 million from cash on hand as a consequence of the underwriters’ decision to exercise their overallotment option.

All options must be exercised or forfeited upon vesting. At June 30, 2005, all options had exercise prices of approximately $3.05 and weighted average remaining contractual lives of three years.  No options were exerciseable at June 30, 2005.  Upon the payment of dividends by Holdings, options will be adjusted to take into account that the optionholder will not receive the benefit of that dividend.

The Company recognized $9.6 million and $13.2 million of stock-based compensation expense for the three and six month periods ended June 30, 2005 under the Stock Incentive Plan.  For the three and six month periods ended June 30, 2004, stock-based compensation was $0.7 million and $1.4 million, respectively.

As a result of the non-cash stock-based compensation costs noted above, our operating expenses for the three month period ended June 30, 2005 were, and we anticipate that our operating expenses for 2005 will be, higher than for prior periods. Additionally, the recognition of the deferred stock-based compensation over the applicable vesting periods will result in non-cash expense in the respective periods, thereby reducing our earnings in those periods.

Taxation

We have yet to conclude our discussions with the Dutch tax authorities regarding the final tax obligation of our Predecessor, New Skies Satellites N.V. Such obligation was a liability assumed by us in connection with the Acquisition, and accordingly, we recorded a provision for income tax liabilities of $20.0 million at the date of Acquisition. We believe that this adequately covers the liability assumed with respect to the Predecessor’s tax liability. However, as these discussions are expected to be finalized on or before November 2005, any subsequent adjustment to the corporate tax liability would be made in the preliminary purchase price allocation and would not be expected to impact earnings.

Certain countries within which we operate have sought to impose withholding taxes or income taxes on payments from customers in those countries, notwithstanding the existence of tax treaties that we believe do not permit the imposition of such taxes. In particular, the Government of India has characterized payments made by Indian-based customers and certain payments made by non-resident customers in India as “royalty payments”. The Government of India has assessed taxes on these payments and may in future assess taxes on these payments for subsequent periods. We have appealed the tax assessment in accordance with applicable procedures for handling disputed tax assessments.  However, we believe it is probable that a loss has been incurred and have recorded an accrual totaling $5.0 million as of June 30, 2005, representing management’s best estimate of the amount of the withholding tax obligations that have accrued through June 30, 2005.  There were no material developments in this proceeding during the three month period ended June 30, 2005.

Recently Issued But Not Yet Adopted Accounting Standards

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes resulting from the adoption of a new accounting pronouncement that do not specify transition requirements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. SFAS 154 is effective for us as of January 1, 2006 and is not expected to have a material impact on our consolidated financial statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITIATIVE DISCLOSURE ABOUT MARKET RISK.

For a discussion of the market risks affecting us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our registration statement on Form S-4 (File No. 333-123420) filed with the SEC, as such registration statement became effective on June 8, 2005.

As of June 30, 2005, senior debt consisted of fixed-rate borrowings of $125.0 million, $160.0 million of floating rate debt and $228.6 million outstanding under our floating rate term loan facility. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our fixed rate borrowings outstanding at June 30, 2005 would be a reduction in fair value of approximately $1.1 million. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on $160.0 million of floating rate debt and $228.6 million of floating rate term loan facility at June 30, 2005 would be a reduction in cash flows of approximately $1.4 million and $1.2 million, respectively, and a reduction in net income of approximately $1.0 million and $0.9 million, respectively.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

None.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                                                     OTHER INFORMATION.

In January 2005, Intelsat, Ltd. (“Intelsat”) announced that its IS-804 satellite, a Lockheed Martin Series 7000 satellite, experienced an electrical power system anomaly that caused the total loss of the spacecraft.  Lockheed Martin has not yet completed its investigation of this failure. It is our understanding that Lockheed Martin has not identified any workmanship issues associated with the IS-804 satellite. As a result, we understand that Lockheed Martin is evaluating system design issues that could cause a failure under certain environmental and operational conditions.  Such system design issues could potentially affect other satellites of the same series manufactured by Lockheed Martin, including two satellites owned by us.  However, Lockheed Martin has not isolated the root cause of the Intelsat satellite failure or the probability of such cause reoccurring on other satellites of the same series.  As a result, Lockheed Martin has not yet determined to what extent other satellites of the same series face an increased risk of failure or whether operating procedures should be implemented to mitigate, in whole or in part, any such risk.

ITEM 6.                                                     EXHIBITS.

Exhibit Number	Description
2.1 (1)	Acquisition Agreement among Neptune One Holdings Ltd., Munaro Holdings B.V. and New Skies Satellites N.V., dated June 5, 2004
3.1 (6)	Deed of Incorporation of New Skies Satellites B.V.
3.2	Articles of Association of New Skies Satellites B.V., as amended
4.1 (2)	Indenture, dated November 2, 2004, between New Skies Satellites B.V. and U.S. Bank National Association (Senior Floating Rate Notes)

4.2 (2)	Indenture, dated November 2, 2004, between New Skies Satellites B.V. and U.S. Bank National Association (Senior Subordinated Notes)
10.1 (1)

Credit Agreement, dated November 2, 2004, among New Skies Holding B.V., New Skies Satellites B.V., certain other subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent for the Lenders, ABN Amro Bank N.V., as Syndication Agent and Deutsche Bank Securities Inc. and ABN Amro Incorporated, as Joint Lead Arrangers and Joint Book Running Managers

10.2 (1)	Parent Guarantee and U.S. Pledge Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.3 (1)	Holdings Guarantee, dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.4 (2)	Equitable Charge of Shares, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.5 (1)	Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Satellites B.V. and New Skies Holding B.V.
10.6 (1)	Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Holding B.V. and New Skies Investments S.à.r.l.
10.7 (1)	Agreement of Undisclosed Pledge of Third Party Accounts Receivable, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.8 (1)	Agreement of Disclosed Pledge of Subordinated Intercompany Loan Receivables, dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.9 (1)	Agreement of Disclosed Pledge of Bank Accounts, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.10 (1)	Agreement of Non-Possessory Pledge of Assets, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.11 (1)	Agreement of Disclosed Pledge of Insurance Receivables, Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG
10.12 (1)	Agreement of Pledge of Intellectual Property Rights, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.13 (1)	Agreement and Deed of Mortgage and Pledge, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.14 (1)	Agreement and Deed of Pledge of Shares in New Skies Satellites MAR B.V., dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.15 (1)	Agreement and Deed of Pledge of Shares in Morharras B.V., dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.16 (1)	Agreement of Disclosed Pledge of Intercompany Accounts Receivable, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.17 (1)	Agreement and Deed of Pledge of Shares in New Skies Satellites B.V., dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.18 (2)	Transaction and Monitoring Fee Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Blackstone Management Partners IV L.L.C.
10.19 (3)	Amended and Restated Employment Agreement, dated October 5, 2004, between New Skies Satellites N.V. and Daniel S. Goldberg
10.20 (3)	Amended and Restated Employment Agreement, dated November 1, 2004, between New Skies Satellites N.V. and Andrew M. Browne
10.21 (3)	Amended and Restated Employment Agreement, dated November 1, 2004, between New Skies Satellites N.V. and Scott J. Sprague
10.22 (3)	Amended and Restated Employment Agreement, dated November 1, 2004, between New Skies Satellites N.V. and Michael C. Schwartz
10.23 (3)	Amended and Restated Employment Agreement, dated November 1, 2004, between New Skies Satellites N.V. and Stephen J. Stott
10.30 (2)	Agreement, dated April 29, 2004, between New Skies Satellites N.V. and Intelsat LLC
10.31 (2)	Agreement, dated March 2, 2005, between New Skies Satellites B.V. and SES Global Satellite

Leasing Limited
10.32 (2)	Satellite and In-orbit Insurance Policy No. 875/A3F005932
10.33 (2)	Satellite and In-orbit Insurance Policy No. 875/A4F024902
10.34 (5) †	Term Sheet, dated February 17, 2005, between New Skies Satellites B.V. and Intelsat Global Sales & Marketing Ltd.
10.35 (5) †

Composite Compiled Satellite Contract, dated February 22, 2005, between New Skies Satellites B.V. and Boeing Satellites Systems International, Inc. for NSS-8 Spacecraft and Associated Equipment and Services, Contract No. NSS-20-03-01, as amended

10.36 (4)

First Amendment to Credit Agreement, dated February 22, 2005, among New Skies Holding B.V., New Skies Satellites B.V., the lenders party to the Credit Agreement named therein, Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent and ABN Amro Bank N.V., as Syndication Agent

10.37 (4)	First Amendment to Agreement of Non-Possessory Pledge of Assets, dated February 22, 2005, between New Skies Satellites B.V., as Pledgor, and Deutsche Bank AG, New York Branch, as Pledgee
10.38 (4)	First Amendment to Agreement of Disclosed Pledge of Bank Accounts, dated February 22, 2005, between New Skies Satellites B.V., as Pledgor, and Deutsche Bank AG, New York Branch, as Pledgee
10.39 (4)

First Amendment to Agreement of Undisclosed Pledge of Third Party Accounts Receivable, dated February 22, 2005, between New Skies Satellites B.V., as Pledgor, and Deutsche Bank AG, New York Branch, as Pledgee

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 +	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 +	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on January 27, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on March 9, 2005.

(3)	Incorporated by reference to Amendment No. 2 the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on March 28, 2005.

(4)	Incorporated by reference to Amendment No. 3 the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on April 25, 2005.

(5)	Incorporated by reference to Amendment No. 4 the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on May 6, 2005.

(6)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of New Skies Satellites B.V. (File No. 333-123420) filed on May 27, 2005.

†	Confidential treatment has been granted for portions of this document.

+

Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW SKIES SATELLITES B.V.

August 15, 2005

/s/ Andrew M. Browne
Andrew M. Browne
Chief Financial Officer and Managing Director
(Principal Financial Officer)

/s/ Mary J. Dent
Mary J. Dent
Authorized U.S. Representative

EXHIBIT INDEX

Exhibit Number	Description
2.1 (1)	Acquisition Agreement among Neptune One Holdings Ltd., Munaro Holdings B.V. and New Skies Satellites N.V., dated June 5, 2004
3.1 (6)	Deed of Incorporation of New Skies Satellites B.V
3.2	Articles of Association of New Skies Satellites B.V., as amended
4.1 (2)	Indenture, dated November 2, 2004, between New Skies Satellites B.V. and U.S. Bank National Association (Senior Floating Rate Notes)
4.2 (2)	Indenture, dated November 2, 2004, between New Skies Satellites B.V. and U.S. Bank National Association (Senior Subordinated Notes)
10.1 (1)

Credit Agreement, dated November 2, 2004, among New Skies Holding B.V., New Skies Satellites B.V., certain other subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent for the Lenders, ABN Amro Bank N.V., as Syndication Agent and Deutsche Bank Securities Inc. and ABN Amro Incorporated, as Joint Lead Arrangers and Joint Book Running Managers

10.2 (1)	Parent Guarantee and U.S. Pledge Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.3 (1)	Holdings Guarantee, dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.4 (2)	Equitable Charge of Shares, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.5 (1)	Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Satellites B.V. and New Skies Holding B.V.
10.6 (1)	Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Holding B.V. and New Skies Investments S.à.r.l.
10.7 (1)	Agreement of Undisclosed Pledge of Third Party Accounts Receivable, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.8 (1)	Agreement of Disclosed Pledge of Subordinated Intercompany Loan Receivables, dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.9 (1)	Agreement of Disclosed Pledge of Bank Accounts, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.10 (1)	Agreement of Non-Possessory Pledge of Assets, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.11 (1)	Agreement of Disclosed Pledge of Insurance Receivables, Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG
10.12 (1)	Agreement of Pledge of Intellectual Property Rights, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.13 (1)	Agreement and Deed of Mortgage and Pledge, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.14 (1)	Agreement and Deed of Pledge of Shares in New Skies Satellites MAR B.V., dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.15 (1)	Agreement and Deed of Pledge of Shares in Morharras B.V., dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.16 (1)	Agreement of Disclosed Pledge of Intercompany Accounts Receivable, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.17 (1)	Agreement and Deed of Pledge of Shares in New Skies Satellites B.V., dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.18 (2)	Transaction and Monitoring Fee Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Blackstone Management Partners IV L.L.C.

10.19 (3)	Amended and Restated Employment Agreement, dated October 5, 2004, between New Skies Satellites N.V. and Daniel S. Goldberg
10.20 (3)	Amended and Restated Employment Agreement, dated November 1, 2004, between New Skies Satellites N.V. and Andrew M. Browne
10.21 (3)	Amended and Restated Employment Agreement, dated November 1, 2004, between New Skies Satellites N.V. and Scott J. Sprague
10.22 (3)	Amended and Restated Employment Agreement, dated November 1, 2004, between New Skies Satellites N.V. and Michael C. Schwartz
10.23 (3)	Amended and Restated Employment Agreement, dated November 1, 2004, between New Skies Satellites N.V. and Stephen J. Stott
10.30 (2)	Agreement, dated April 29, 2004, between New Skies Satellites N.V. and Intelsat LLC
10.31 (2)	Agreement, dated March 2, 2005, between New Skies Satellites B.V. and SES Global Satellite Leasing Limited
10.32 (2)	Satellite and In-orbit Insurance Policy No. 875/A3F005932
10.33 (2)	Satellite and In-orbit Insurance Policy No. 875/A4F024902
10.34 (5) †	Term Sheet, dated February 17, 2005, between New Skies Satellites B.V. and Intelsat Global Sales & Marketing Ltd.
10.35 (5) †

Composite Compiled Satellite Contract, dated February 22, 2005, between New Skies Satellites B.V. and Boeing Satellites Systems International, Inc. for NSS-8 Spacecraft and Associated Equipment and Services, Contract No. NSS-20-03-01, as amended

10.36 (4)

First Amendment to Credit Agreement, dated February 22, 2005, among New Skies Holding B.V., New Skies Satellites B.V., the lenders party to the Credit Agreement named therein, Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent and ABN Amro Bank N.V., as Syndication Agent

10.37 (4)	First Amendment to Agreement of Non-Possessory Pledge of Assets, dated February 22, 2005, between New Skies Satellites B.V., as Pledgor, and Deutsche Bank AG, New York Branch, as Pledgee
10.38 (4)	First Amendment to Agreement of Disclosed Pledge of Bank Accounts, dated February 22, 2005, between New Skies Satellites B.V., as Pledgor, and Deutsche Bank AG, New York Branch, as Pledgee
10.39 (4)

First Amendment to Agreement of Undisclosed Pledge of Third Party Accounts Receivable, dated February 22, 2005, between New Skies Satellites B.V., as Pledgor, and Deutsche Bank AG, New York Branch, as Pledgee

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 +	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 +	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on January 27, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on March 9, 2005.

(3)	Incorporated by reference to Amendment No. 2 the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on March 28, 2005.

(4)	Incorporated by reference to Amendment No. 3 the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on April 25, 2005.

(5)	Incorporated by reference to Amendment No. 4 the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on May 6, 2005.

(6)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of New Skies Satellites B.V. (File No. 333-123420) filed on May 27, 2005.

†	Confidential treatment has been granted for portions of this document.

+

Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.