Form 10-Q
period 2005-09-30
New Skies Satellites B.V.
filed 2005-11-14
CIK 1313981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

As of October 31, 2005, 18,200 ordinary shares of our common stock were outstanding.

NEW SKIES SATELLITES B.V.

INTRODUCTION

In this quarterly report, all references to “New Skies,” “the Company,” “we,” “us,” “our” and “ours” refer to New Skies Satellites B.V. and its subsidiaries, unless the context otherwise requires or it is otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report are not historical facts and are “forward-looking statements” within the meaning of the U.S. federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. We intend that forward-looking statements contained in this report be covered by the safe harbors created under the U.S. federal securities laws. Words such as “believes,” “expects,” “estimates,” “may,” “intends,” “will,” “should” or “anticipates” and similar expressions or their negatives identify forward-looking statements.

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

•             control by certain investment funds affiliated with The Blackstone Group; and

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW SKIES SATELLITES B.V.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars, except per share data)

	As of December 31, 2004	As of September 30, 2005
Assets
Current assets
Cash and cash equivalents	$37,958	$53,522
Trade receivables, net of allowance for doubtful accounts of $7,262 and $8,172 as of December 31, 2004 and September 30, 2005, respectively	36,371	35,421
Prepaid expenses and other assets	10,591	5,143
Total current assets	84,920	94,086

Communications, plant and other property, net	895,906	634,640
Intangible assets (see Note 2)	—	28,276
Deferred tax assets	17,754	21,827
Debt issuance costs and other assets	32,109	20,096
Restricted cash	—	30,000
TOTAL ASSETS	$1,030,689	$828,925

Liabilities and Shareholder’s Deficiency
Current liabilities
Accounts payable and accrued liabilities	$28,381	$26,953
Accrued interest	4,880	12,805
Income taxes payable	20,480	19,995
Deferred tax liabilities	10,848	7,468
Deferred revenues and other liabilities	21,007	24,291
Satellite performance incentives	6,332	5,090
Total current liabilities	91,928	96,602

Deferred revenues and other liabilities	10,224	9,052
Satellite performance incentives	30,597	29,531
Term loan facility	460,000	203,560
Fixed and floating rate notes	285,000	285,000
Subordinated shareholder PIK loan	155,884	169,381
Other subordinated shareholder loans	—	41,047
Total liabilities	1,033,633	834,173

Shareholder’s Deficiency
Ordinary shares	23	23
Additional paid in capital	10,000	22,126
Accumulated deficit	(13,637)	(27,781)
Accumulated other comprehensive income	670	384
Total shareholder’s deficiency	(2,944)	(5,248)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,030,689	$828,925

See notes to condensed consolidated financial statements.

NEW SKIES SATELLITES B.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands of U.S. dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)

Revenues	$53,781	$61,242	$156,889	$179,136
Operating expenses:
Depreciation and amortization	25,976	24,039	77,619	71,317
Cost of operations:
General	13,548	11,239	40,759	33,067
Stock-based compensation	24	521	188	1,998
Selling, general and administrative:
General	9,692	9,886	30,452	30,526
Stock-based compensation	174	3,891	1,406	15,583
Transaction related expenses	780	—	3,626	—
Monitoring agreement fees	—	—	—	6,938
Total Operating Expenses	50,194	49,576	154,050	159,429
Gain arising on frequency coordination	—	9,500	32,000	19,500
Operating Income	3,587	21,166	34,839	39,207
Interest expense, net	194	18,256	782	58,989
Income (Loss) Before Income Tax Expense (Benefit)	3,393	2,910	34,057	(19,782)
Income tax expense (benefit)	1,222	829	12,261	(5,638)

Net Income (Loss)	$2,171	$2,081	$21,796	$(14,144)

See notes to condensed consolidated financial statements.

NEW SKIES SATELLITES B.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
Cash flows from operating activities:
Net income (loss)	$2,171	$2,081	$21,796	$(14,144)
Adjustments for non-cash items:
Depreciation and amortization	25,976	24,039	77,619	71,317
Non-cash interest on PIK and other shareholder loans	—	6,436	—	16,069
Deferred taxes	282	221	1,057	(7,443)
Non-cash stock-based compensation expense	198	4,387	1,594	12,126
Amortization of debt issuance costs	—	1,750	321	12,527
Changes in operating assets and liabilities:
Trade receivables	1,271	987	(302)	926
Prepaid expenses and other assets	3,445	4,580	5,742	5,575
Accounts payable and accrued liabilities	(2,732)	(2,403)	2,696	(1,337)
Accrued interest	—	5,711	—	7,925
Income taxes payable	527	221	10,373	(468)
Other liabilities	507	1,137	960	2,134
Net Cash Provided by Operating Activities	31,645	49,147	121,856	105,207
Cash flows from investing activities:
Payments for communication, plant and other property	(2,102)	(817)	(5,961)	(4,379)
Reimbursement of NSS-8 construction costs	—	—	—	168,000
Increase in restricted cash	—	—	—	(30,000)
Net Cash Provided by (Used in) Investing Activities	(2,102)	(817)	(5,961)	133,621
Cash flows from financing activities:
Stock options exercised	2,397	—	3,138	—
Dividends paid	(472)	—	(4,457)	—
Satellite performance incentives and other	(1,373)	(1,418)	(4,532)	(5,247)
Repayments of senior long-term debt	—	(25,000)	—	(256,440)
Borrowings under shareholder loans	—	—	—	145,043
Payments under shareholder loans	—	(8,860)	—	(106,568)
Net Cash Provided By (Used in) Financing Activities	552	(35,278)	(5,851)	(223,212)
Effect of exchange rate differences	688	3	403	(52)
Net increase in cash and cash equivalents	30,783	13,055	110,447	15,564
Cash and cash equivalents, beginning of period	102,917	40,467	23,253	37,958
Cash and cash equivalents, end of period	$133,700	$53,522	$133,700	$53,522

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

The accompanying condensed consolidated financial statements have been prepared on the basis of the consolidated results of New Skies Satellites B.V. and subsidiaries following the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of New Skies Satellites N.V. (the “Acquisition”). Accordingly, the accompanying consolidated financial statements have been prepared by presenting the results for the periods prior to the Acquisition of New Skies Satellites N.V. (labelled as “Predecessor”) with those for the period subsequent to the Acquisition (labelled as “Successor”).

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments, which are of a normal recurring nature, that management considers necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

During the three month period ended September 30, 2005, the Company finalized the purchase price allocation to the assets and liabilities acquired, based on the results of an independent valuation study.

A preliminary purchase price allocation had initially been performed based on management’s best estimate of the fair values of the assets acquired and liabilities assumed at the date of Acquisition.  Cash and cash equivalents, trade receivables, prepaid and other expenses, accounts payable and accrued liabilities and deferred revenues and other liabilities were stated at historical carrying values. Given the short-term nature of these assets and liabilities it was determined that these historical carrying values approximated fair value. Communications, plant and other property, satellite performance incentives and income taxes payable were recorded at estimated fair value based on evaluations performed by the Company as of the date of the Acquisition.

The Company, in connection with the purchase price allocation, engaged an independent valuation firm to further analyze the transaction.  Based on their findings, the preliminary purchase price allocation was adjusted, in the third quarter of 2005, primarily to reflect the recognition of certain intangible assets.  As a result, the fair value of communications, plant and other property was reduced by $28.5 million and the following items were separately recorded as part of the Company’s long-lived assets:  intangible assets relating to in-use orbital slots in the amount of $19.9 million, trade names in the amount of $3.8 million and goodwill in the amount of $4.8 million.  The Company determined that the in-use orbital slots and the goodwill have indefinite lives and the intangible asset associated with the Company’s trade name has a determinable life of 15 years.

The following table provides a breakdown of the fair values assigned to the assets acquired and liabilities assumed at the date of Acquisition (in thousands of U.S. dollars):

Cash and cash equivalents	$121,014
Trade receivables	44,406
Prepaid and other expenses	5,849
Communications, plant and other property	881,067
Intangible assets	28,505
Deferred tax assets	1,680
Accounts payable and accrued liabilities	(23,985)
Income taxes payable	(20,182)
Deferred revenues and other liabilities	(14,861)
Satellite performance incentives	(40,738)
Total	$982,755

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

Prepayment of Credit Facility and Shareholder Loans; Amendment of Credit Facilities

In the first quarter 2005, the Company entered into an amended agreement for the NSS-8 satellite, pursuant to which the manufacturer refunded to the Company all construction payments that had been made to date. In February 2005, the Company used this refund, along with cash-on-hand, to pay down $88.8 million under the term loan facility and to make an $88.5 million distribution to its direct parent and shareholder, New Skies Holding B.V., resulting in a corresponding net reduction in amounts owed under the shareholder loans outstanding.

In connection with the NSS IPO, the Company’s senior secured credit agreement was amended to increase the level of permitted dividends and to make the other changes described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources”. The amended credit facilities allow for the payment of dividends by the Company and New Skies Holding B.V. of up to $65 million for 2005 and annual dividends thereafter in an amount equal to 105% of the amount permitted to be paid in the immediately preceding fiscal year. Such dividends will be permitted only so long as no events of default exist under the credit agreement and provided that the Company’s debt to Adjusted EBITDA is below certain thresholds at the time of payment. The amount of dividends available will also be reduced by certain shareholder and other payments made by the Company. This amendment became effective upon the consummation of the Initial Public Offering (“NSS IPO”) of New Skies Holdings Ltd. (“Holdings”), our ultimate parent company, that occurred on May 13, 2005 (as further discussed below). Pursuant to the amendment to the senior secured credit agreement, the amounts allowed for additional dividends increased (i) from $95.0 million to $100.0 million (to allow for the distribution paid in connection with the amended NSS-8 agreement, as discussed above) and (ii) from $10.0 million to $20.0 million, increasing to $30.0 million if the Company’s Total Leverage Ratio is equal to or less than 5.0x.

In connection with the NSS IPO, the Company also amended the terms of the Subordinated Shareholder PIK Loans to provide for the option to make payments of principal and interest in cash or in-kind in order to accommodate the payment of dividends by the Company to Holdings, which will allow Holdings to pay dividends to its shareholders going forward.

Initial Public Offering

On May 13, 2005, Holdings completed the sale of 11.9 million newly issued ordinary shares, equivalent to approximately 37% of the total issued and outstanding ordinary shares, in an initial public offering. Holdings also sold an additional 1.8 million shares on May 27, 2005 pursuant to the underwriters’ over-allotment option. The principal asset of Holdings, which is a holding company and has no direct operations, is its equity interest in the Company.

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

Offers to Exchange Senior Floating Rate Notes and Senior Subordinated Notes

In July of 2005, the Company concluded an offer to exchange $160,000,000 principal amount of its Senior Floating Rate Notes due 2011 registered under the Securities Act of 1933 for any and all of its previously outstanding $160,000,000 Senior Floating Rate Notes due 2011 and to exchange $125,000,000 principal amount of its 9 1/8% Senior Subordinated Notes due 2012 registered under the Securities Act of 1933 for any and all of its previously outstanding $125,000,000 9 1/8% Senior Subordinated Notes due 2012. All previously outstanding notes were tendered in the exchange offers. The Company conducted the exchange offers in order to satisfy certain of its obligations under the registration rights agreements entered into in connection with the placement of the outstanding notes. The terms of the exchange notes issued in the exchange offers are substantially identical to the outstanding notes, except that the exchange notes are freely tradeable. The Company did not receive any cash proceeds from the issuance of the exchange notes in the exchange offers.

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

4.             COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and translation adjustments that were recognized directly in equity. Translation adjustments of $0.6 million for the three months ended September 30, 2004 and $(0.3) million for the nine months ended September 30, 2005, were incurred and consequently, comprehensive income (loss) in these periods is equal to $2.8 million, $2.1 million, $21.8 million and $(14.4) million in the three month periods ended September 30, 2004 and 2005 and nine month periods ended September 30, 2004 and 2005, respectively.

5.             COMMUNICATIONS, PLANT AND OTHER PROPERTY

Communications, plant and other property consisted of the following (in thousands of U.S. dollars):

	December 31, 2004	September 30, 2005
Spacecraft and launch costs	$684,348	$647,744
Construction-in-progress	171,684	14,976
Communications support and other	35,883	39,567
Buildings	20,013	19,463
	911,928	721,750
Less: accumulated depreciation	16,022	87,110
Total	$895,906	$634,640

Construction-in-progress relates primarily to satellites under construction and related launch services.

In January 2005, the Company entered into an amended agreement for the NSS-8 satellite, which (among other things) amended the satellite’s contractual delivery deadline and the payment terms. Under the prior agreement, NSS-8 was scheduled to enter commercial service in the first quarter of 2005. Consistent with the terms of the amended agreement, NSS-8 is projected to be launched in the second half of 2006 and to enter commercial service approximately 90 days after launch. In consideration for the agreement to increase the purchase price and to amend the delivery deadline, the manufacturer agreed to refund all construction payments made to date, amounting to $168.0 million. The entire purchase price, including $30.0 million that has been placed in escrow, will be paid as satellite performance incentives, subject to satisfactory performance of the satellite during its contractual design life, and the Company will provide commercially reasonable security to the manufacturer with respect to unpaid incentives.

Upon acceptance of a spacecraft from a satellite manufacturer, the net present value of performance incentive payments is recorded as a part of the historical cost of the satellite.

6.             CONTRACTUAL COMMITMENTS

In further development and operation of the Company’s global commercial communications satellite system, significant additional expenditures are anticipated. At September 30, 2005, the Company had a contract for the construction, development and launch of the NSS-8 satellite with future committed payments on this program. Such commitments (“satellite incentives”) totalled $386.5 million at September 30, 2005, including interest that will be accrued thereon, that are scheduled to fall due over the anticipated operating life of this satellite, to the extent that the satellite operates successfully throughout its contractual design life.

The Company has recorded a liability of $4.5 million at September 30, 2005 representing the present value, at a weighted average discount rate of approximately 8%, for incentive payments on the NSS-5, NSS-703 and NSS-806 satellites. Incentive payments of $0.4 million, $1.4 million, $1.4 million, $0.9 million, $0.5 million and $0.4 million are due for the three months ending December 31, 2005 and for the years ending 2006, 2007, 2008, 2009 and 2010, respectively.

Additionally, the Company has recorded a liability of $30.1 million at September 30, 2005 representing incentive payments, before interest, on the NSS-6 and NSS-7 satellites requiring payments of $0.9 million in the fourth quarter of 2005, $3.5 million in each of the four subsequent years ending December 31, 2009 and $17.4 million in the years thereafter. A variable interest charge equivalent to LIBOR plus 1% on the outstanding principal will also be incurred on these payments.

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

Certain countries within which the Company operates have sought to impose withholding taxes or income taxes on payments from customers in those countries, notwithstanding the existence of tax treaties that the Company believes do not permit the imposition of such taxes. In particular, the Government of India has characterized payments made by Indian-based customers and certain payments made by non-resident customers in India as “royalty payments”. The Government of India has assessed taxes on these payments for the period April 1999 to March 2002 and may in the future assess taxes on these payments for subsequent periods. The Company has appealed the assessment in accordance with applicable procedures for handling disputed tax assessments. However, the Company believes it is probable that a loss has been incurred and has recorded an accrual totalling $5.0 million as of September 30, 2005, representing management’s best estimate of the amount of the withholding tax obligations that have accrued through September 30, 2005. There were no material developments in these proceedings during the three and nine month periods ended September 30, 2005.

For further information on these matters, see Note 6 to the Notes to Consolidated Financial Statements included in the Company’s registration statement on Form S-4 (File No. 333-123420) filed with the SEC, as such registration statement became effective on June 8, 2005.

8.             FINANCING ARRANGEMENTS

At September 30, 2005, senior long-term debt consisted of the following (in thousands of U.S. dollars):

Senior Secured Credit Facilities	$203,560
Senior Floating Rate Notes due 2011	160,000
9 1/8% Senior Subordinated Notes due 2012	125,000
Total senior long-term debt	$488,560

In addition, at September 30, 2005 the Company had $125.0 million available under its revolving credit facility against which $3.0 million of standby letters of credit had been drawn.

Senior Secured Credit Facilities

Concurrent with the consummation of the Acquisition, the Company entered into senior secured credit facilities consisting of a $460.0 million senior secured term loan facility that matures in May 2011 and a $75.0 million senior secured revolving credit facility that matures in November 2010. During the first half of 2005, the Company prepaid $256.4 million of the term loan borrowings and entered into an amendment to the credit facilities that, among other things, increased the revolving credit facility to $125.0 million. See Note 2. During the three month period ended September 30, 2005, the Company prepaid an additional further $25.0 million of the term loan borrowings.  Borrowings under the facilities bear interest at an adjustable rate based on LIBOR for the associated period of draw-down plus an applicable margin. The facilities are subject to customary covenant requirements and restrictions, including a maximum leverage ratio and a minimum interest coverage ratio. At maturity any outstanding borrowings on the facilities must be repaid in full.

At September 30, 2005, a one-month draw-down under the senior secured credit facilities would bear interest at 6.1% per annum. In addition, a commitment fee of 0.375% is paid on the unused revolving credit amount. At September 30, 2005 there was $203.6 million outstanding on the senior secured term loan facility and no amounts outstanding under the senior secured revolving credit facility.

Senior Floating Rate Notes due 2011

In connection with the Acquisition, the Company issued $160.0 million aggregate principal amount of Senior Floating Rate Notes due 2011. The notes bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 5 1/8%. The notes rank equally in right of payment to all existing and future senior indebtedness; rank senior in right of payment to all the Company’s existing and future senior subordinated indebtedness and subordinated indebtedness and rank subordinated in right of payment to the Company’s secured indebtedness. Early redemption is permitted without penalty on or after November 1, 2006. Redemption prior to this date is subject to a reducing premium of a maximum of 2% of the principal amount. The notes are subject to customary covenant requirements and restrictions. On July 9, 2005, the Company concluded an exchange offer pursuant to which all outstanding Senior Floating Rate Notes due 2011 were exchanged for Senior Floating Rate Notes due 2011 that have been registered under the Securities Act of 1933. See Note 2. At September 30, 2005, the $160.0 million of outstanding notes bore an interest rate of approximately 8.5% per annum.

9 1/8% Senior Subordinated Notes due 2012

In connection with the Acquisition, the Company issued $125.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012. The notes rank junior in right of payment to all existing and future senior indebtedness; rank equal in right of payment to all the Company’s existing and future senior subordinated indebtedness and rank subordinated in right of payment to the Company’s secured indebtedness. Early redemption is permitted without penalty on or after November 1, 2007. Redemption prior to this date is subject to a reducing premium of a maximum of 4.6% of the principal amount. The notes are subject to customary covenant requirements and restrictions. On July 9, 2005, the Company concluded an exchange offer pursuant to which all outstanding Senior Subordinated Notes due 2012 were exchanged for Senior Subordinated Notes due 2012 that been registered under the Securities Act of 1933. See Note 2. At September 30, 2005, all $125.0 million of issued notes were outstanding.

9.             SUBORDINATED SHAREHOLDER LOANS

In connection with the Acquisition, the Company received a loan with a $153.0 million aggregate principal amount (“Subordinated shareholder PIK loan”) from New Skies Holding B.V., the Company’s direct parent.  Interest accrues at the rate of 11.5% per annum on a cumulative basis, payable on maturity on April 1, 2014. The loan is subordinated to all current and future indebtedness of the Company. At September 30, 2005, $169.4 million of this Subordinated shareholder PIK loan including accrued interest was outstanding.

In addition, at September 30, 2005, $41.0 million of other subordinated shareholder loans, including accrued interest, were outstanding. These comprised $110.6 million, including accrued interest thereon, that was indirectly due from Holdings following a $88.5 million distribution made out of the proceeds of the NSS-8 refund and $22.1 million of expenses paid on behalf of Holdings together with accrued interest offset by indirectly received loans totalling $151.6 million from Holdings, including interest accrued thereon, primarily from the proceeds generated from the NSS IPO. These funds were used, in part, to repay $131.2 million of the Company’s senior long term debt and the fee arising from the termination of the monitoring agreement with Blackstone Management Partners IV L.L.C. The other subordinated shareholder loans all mature on December 31, 2014 and accrue interest at the rate of 11.5% per annum on a cumulative basis.

10.          STOCK-BASED COMPENSATION

In conjunction with the NSS IPO, Holdings granted 2,016,524 options to the Company’s employees to acquire shares of Holdings common stock pursuant to Holdings’ Stock Incentive Plan. The aggregate stock-based compensation associated with these awards is approximately $21.7 million, reflecting the estimated fair value of the options at the date of grant. The non-cash stock-based compensation is being recognized as an operating expense over the vesting period of the options. Certain of the options will vest based solely on continued employment over the next four years and the remaining options will vest upon the achievement of performance goals over the next four to seven years or imputed returns realized on sales of Holdings shares by the investment funds.

Certain of the options granted in conjunction with the NSS IPO vested upon issuance and were immediately exercised, allowing the Company’s employees to acquire 108,763 shares of Holdings’ common stock.

The Company’s optionholders also received a bonus in May of 2005 of approximately $4.3 million from cash on hand as a consequence of the underwriters’ decision to exercise their overallotment option.

During the three month periods ending June 30 and September 30, 2005 11,701 and 20,055 of the issued and outstanding options were exercised, respectively, allowing the Company’s employees to acquire 6,312 and 10,900 shares of Holdings’ common stock, respectively.  Holdings also granted 22,401 and 39,305 new options during the three month periods ended June 30 and September 30, 2005, respectively.

All options must be exercised or forfeited upon vesting. At September 30, 2005, all options had exercise prices of approximately $2.99 and weighted average remaining contractual lives of approximately three years. No options were exercisable at September 30, 2005. Upon the payment of dividends by Holdings, options will be adjusted to take into account that the optionholder will not receive the benefit of that dividend.

The Company recognized $4.4 million and $17.6 million of stock-based compensation expense for the three and nine months periods ended September 30, 2005, respectively, under the Stock Incentive Plan. For the three and nine months periods ended September 30, 2004 stock-based compensation was $0.2 million and $1.6 million, respectively.

11.          SUBSEQUENT EVENT

On November 8, 2005 the Company sold one of its wholly-owned subsidiaries, New Skies Networks Pty Limited, to Multiemedia for cash consideration of $10.0 million.  Concurrent with the sale, the Company also entered into a five year Teleport Service Ordering agreement and a five year Space Segment Capacity agreement which ensures that the services that were previously provided to and received from New Skies Networks Pty Limited continue to be received and from which the Company will continue to generate significant direct cash flows.  Accordingly, the results of New Skies Networks Pty Limited for the three and nine month periods ended September 30, 2005 are shown as generated from continuing operations.

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

Overall, the business climate for the three and nine month periods ended September 30, 2005, while continuing to improve somewhat, on balance remained difficult. Because pricing was relatively stable throughout these periods at approximately $1.2 million per 36 MHz-equivalent transponder, the growth in our fill rate from 55% at September 30, 2004 to 63% at September 30, 2005 resulted in a 14% revenue growth over this period.

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company’s consolidated financial statements have been prepared on the basis of the consolidated results of New Skies Satellites B.V. and subsidiaries following the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of New Skies Satellites N.V. (the “Acquisition”). Accordingly, the results for the periods prior to the acquisition of New Skies Satellites N.V. have been labelled as “Predecessor” and those for the period subsequent to the Acquisition have been labelled as “Successor”.

Revenues

We earn revenues by providing transponder capacity, or a combination of transponder capacity and terrestrial facilities and services, to customers around the globe to allow them to transmit and receive signals using our satellites. We provide transponder capacity on both a fixed term and occasional use basis. For the three and nine month periods ended September 30, 2004 and 2005, we derived our revenues from the following geographic regions (based on the billing addresses of our customers):

	Three Months Ended September 30		Nine Months Ended September 30
Region	2004	2005	2004	2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
North America	36%	40%	33%	40%
Europe	20	22	21	21
India, Middle East and Africa	22	19	23	18
Latin America	13	11	14	11
Asia Pacific	9	8	9	10
Total	100%	100%	100%	100%

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

The table below presents our estimate, based on our analysis of information provided by our customers, of the percentage of our revenues for the three and nine month periods ended September 30, 2004 and 2005 that were attributable to each of the three broad categories of content for which our customers used our services: data and voice transmissions for government and corporate communications networks and international carriers; video transmissions for broadcasting, cable, and other entertainment media; and the transmission of Internet content for Internet service providers and others.

	Three Months Ended September 30		Nine Months Ended September 30
Services	2004	2005	2004	2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
Data and voice services	47%	55%	47%	55%
Video services	35	29	35	31
IP services	18	16	18	14
Total	100%	100%	100%	100%

Based on an analysis of information provided by our customers, we estimate that during both the three and nine month periods ended September 30, 2005, we derived approximately one-third of our revenues from services to customers where the ultimate end user was a governmental entity.

On August 29, 2005, Intelsat Ltd. announced that it and PanAmSat Holding Corporation had signed a definitive merger agreement.  Intelsat and PanAmSat are two of our largest competitors, with 28 and 25 in-orbit satellites, respectively.  The net effect of the merger of these two companies, if concluded, is difficult to determine.  On the one hand, the combined entity will potentially be able to compete more effectively in light of its significantly larger scale.  At the same time, the combination of these two entities may help to rationalize further the supply of satellite capacity and, consequently, help to reduce the oversupply of capacity and the resulting risk of downward pricing pressure for satellite services.

Results of Operations

Three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004

Revenues. Our revenues for the three month period ended September 30, 2005 were $61.2 million, an increase of $7.4 million, or 14%, as compared to $53.8 million for the same period in 2004. Our revenues for the nine month period ended September 30, 2005 were $179.1 million, an increase of $22.2 million, or 14%, as compared to $156.9 million for the same period in 2004.

Our revenue growth during the three and nine months periods ended September 30, 2005 was primarily due to an increase in the overall satellite fleet fill rate to 63% as of September 30, 2005 compared to 55% as of September 30, 2004. This growth in fill rate was principally driven by increased demand for NSS-6 capacity serving the Indian subcontinent, central Asia, and the Middle East, and from restoration services provided to Intelsat on NSS-5 commencing in the first quarter of 2005.

Depreciation and amortization. Depreciation and amortization decreased by $2.0 million, or 8%, to $24.0 million for the three month period ended September 30, 2005 from $26.0 million for the same period last year. Depreciation and amortization decreased by $6.3 million, or 8%, to $71.3 million for the nine month period ended September 30, 2005 from $77.6 million for the same period last year.

In both cases, the net decrease was primarily due to the fair value adjustment of our fixed asset base that occurred in connection with the Acquisition.

Cost of operations. Our cost of operations for the three month period ended September 30, 2005 decreased by $1.8 million, or 13%, to $11.8 million from $13.6 million for the same period in 2004. Our cost of operations for the nine month period ended September 30, 2005 decreased by $5.8 million, or 14%, to $35.1 million from $40.9 million for the same period in 2004.

The decrease in our cost of operations resulted from reductions in third party teleport and satellite capacity procurements as well as overall reductions in other operating expenditures offset, in part, by increases in stock-based compensation expense.

Selling, general and administrative. For the quarter ended September 30, 2005, our selling, general and administrative expenses increased $3.9 million, or 39%, to $13.8 million from $9.9 million in the same period in 2004. For the nine month period ended September 30, 2005, our selling, general and administrative expenses increased $14.2 million, or 45%, to $46.1 million from $31.9 million in the same period in 2004.

The increase in each period primarily resulted from the stock-based compensation expense of $3.9 million and $15.6 million for the three and nine months periods ended September 30, 2005, respectively, compared to $0.2 million and $1.4 million, respectively, in the same periods in 2004.

Transaction-related expenses. We did not incur any transaction-related expenses during the three and nine month periods ended September 30, 2005. New Skies Satellites N.V. incurred $0.8 million and $3.6 million of transaction-related expenses for the three and nine month periods ended September 30, 2004, respectively.

These expenditures related to financial advisory fees and expenses, legal costs and accounting fees in connection with the sale of substantially all the assets and liabilities of New Skies Satellites N.V. on November 2, 2004.

Monitoring agreement fees. In connection with the Acquisition, Blackstone Management Partners IV L.L.C. entered into a transaction fee and monitoring agreement with the Company relating to certain monitoring, advisory and consulting services for a period of ten years ending November 2, 2014. In connection with the NSS IPO, Blackstone Management Partners IV L.L.C. terminated this agreement. As contemplated by this agreement, the Company paid, in the second quarter of 2005, a termination fee to Blackstone Management Partners IV L.L.C. of $6.1 million from the proceeds of the NSS IPO. In addition, the company paid $0.8 million for these services in 2005 during the period prior to the agreement being terminated. No such costs were incurred in the equivalent periods during 2004.

Gain arising on frequency coordination. In the first quarter of 2005, we received a one-time payment of $10.0 million from SES Global affiliates and in the third quarter of 2005 we received a one-time payment of $9.5 million from SES Global affiliates, in each case following the successful resolution of certain frequency coordination matters. These payments positively affected our operating income for the three and nine month periods ended September 30, 2005. Similarly, in the second quarter of 2004, we received a one-time payment of $32.0 million from Intelsat LLC following the successful resolution of certain frequency coordination matters. This payment also positively affected our operating income for the nine month period ended September 30, 2004.

Interest expense, net. Interest expense, net was $18.3 million and $59.0 million for the three and nine month periods ended September 30, 2005, respectively, compared to $0.2 million and $0.8 million, respectively, in the same period in 2004. The net increase was due to the addition of new debt used to finance the Acquisition.

Income tax expense (benefit). Our income tax expense for the quarter ended September 30, 2005 was $0.8 million compared to $1.2 million for the quarter ended September 30, 2004. Our effective income tax rate for the quarter ended September 30, 2005 decreased to 28.5% as compared to 36% in the same period in 2004. Our income tax benefit for the nine month period ended September 30, 2005 was $5.6 million, compared to income tax expense of $12.3 million for the same period in 2004. Our effective income tax rate for the nine month period ended September 30, 2005 was 28.5%, as compared to 36% in the same period in 2004.

In both cases, the decrease in our effective tax rate was primarily due to the reduction in the statutory rate of taxation in The Netherlands, our tax jurisdiction, from 34.5% to 30.0% during the period in which we expect to realize the benefits of our tax loss carryforwards.

Backlog

At September 30, 2005, we had a contractual backlog for future services of $537.5 million, with $58.1 million of payments scheduled to fall due during the fourth quarter of 2005, $159.7 million for 2006, $100.6 million for 2007, $64.7 million for 2008, $46.3 million for 2009 and $108.1 million for 2010 and thereafter.

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

In connection with our purchase of New Skies Satellites N.V. in November 2004, we entered into senior secured credit facilities, consisting of a $460.0 million term loan facility and a $75.0 million revolving credit facility. During the quarter ended March 31, 2005, we repaid $88.8 million of borrowings under our term loan facility using proceeds of the NSS-8 satellite construction milestone payment refund and cash-on-hand and, during the quarter ended June 30, 2005, we repaid $142.6 million of borrowings under our term loan facility from a loan indirectly received from Holdings out of the proceeds of the NSS IPO and from cash on hand. See Note 2 to Condensed Consolidated Financial Statements (Unaudited).  In the three month period ended September 30, 2005 we repaid an additional $25.0 million of borrowings under our term loan facility from cash-on-hand.

In connection with the NSS IPO and effective upon its consummation, and as a result of the prepayments that had been made to date, we amended our senior secured credit facilities to, among other things:

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

As of September 30, 2005, we had $488.6 million outstanding in aggregate senior indebtedness, with an additional $125.0 million of available borrowings under our revolving credit facility (excluding $3.0 million of outstanding letters of credit, which reduce the amount available under the revolving credit facility).

Our credit facilities require us to maintain certain financial covenants and also subject us to certain restrictive covenants. As of September 30, 2005, we were in compliance with all of such covenants.

On May 13, 2005, Holdings, which is our ultimate parent company, completed the NSS IPO.  (See Note 2 to Condensed Consolidated Financial Statements (Unaudited).) The principal asset of Holdings, which is a holding company and has no direct operations, is its equity interest in us. Holdings provided us with $137.3 million of the NSS IPO net proceeds by way of an indirect shareholder loan. As noted above, we used $131.2 million of these funds, together with $11.4 million of cash-on-hand, to repay $142.6 million of our term loan facility.

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

Sources and Uses of Cash

	Three Months Ended September 30		Nine Months Ended September 30
(In millions of US dollars)	2004	2005	2004	2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)

Net cash provided by operating activities	$31.6	$49.1	$121.9	$105.2
Net cash provided by (used in) investing activities	(2.1)	(0.8)	(6.0)	133.6
Net cash provided by (used in) financing activities	0.6	(35.3)	(5.9)	(223.2)

Net cash provided by operating activities for the three and nine month periods ended September 30, 2005 totalled $49.1 million and $105.2 million, respectively, compared to $31.6 million and $121.9 million, respectively, for the same periods in 2004. We had cash and cash equivalents of approximately $53.5 million as of September 30, 2005, and net trade receivables of $35.4 million, of which $26.8 million, or approximately 76%, were current or less than 30 days overdue.

Cash used in investing activities during the three and nine months periods ended September 30, 2005 was funded using cash flow from operating activities. Net cash used in investing activities totalled $0.8 million and $4.4 million in the three and nine month periods ended September 30, 2005, respectively, excluding $168.0 million of satellite procurement milestone payments refunded to us in the first quarter of 2005 of which $30.0 million of cash was placed in escrow as part of the amended NSS-8 agreement.

Net cash used in financing activities included $256.4 million of repayments made against our senior long term debt in the nine month period ended September 30, 2005 from operating cash flows, the NSS-8 refund referred to above and from the net proceeds of the NSS IPO that were provided to us by way of shareholder loans.

Contractual Obligations

The following table summarizes our contractual obligations, including related estimated interest payments based on actual applicable rates for fixed rate obligations and forward interest rates for the relevant period for variable rate obligations, and commercial commitments as of September 30, 2005:

	Payments Due by Period
(In millions of US Dollars)	Total	Less than one year	1-3 years	4-5 years	After 5 years

Long-term debt:
Term loan facility(1)	$282.6	$10.2	$28.3	$28.5	$215.6
Senior floating rate notes(1)	254.8	11.3	31.1	31.3	181.1
Senior subordinated notes(1)	205.8	8.6	22.8	22.8	151.6
Subordinated shareholder loans(1)	244.6	—	—	—	244.6
Operating leases	2.7	0.7	1.5	0.5	—
Unconditional purchase obligations(2)	16.3	5.3	5.8	2.3	2.9
Conditional payment obligations(3)	46.0	6.8	12.5	10.1	16.6
Contingent conditional payment obligations(4)	386.5	—	57.8	27.1	301.6
Total	$1,439.3	$42.9	$159.8	$122.6	$1,114.0

(1)   The senior secured credit facilities consist of a $460.0 million senior secured term loan facility that matures in May 2011 and a $125.0 million senior secured revolving credit facility that matures in November 2010. Borrowings under the facilities bear interest at an adjustable rate based on LIBOR for the associated period of draw-down plus an applicable margin. At September 30, 2005, a one-month draw-down under the facilities would bear interest at 6.1% per annum. In addition, a commitment fee of 0.375% is paid on the unused revolving credit amount.

The outstanding senior floating rate notes bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 5 1/8%. At September 30, 2005, these notes accrued interest at a rate of approximately 8.5% per annum.

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

Stock Compensation

In conjunction with the NSS IPO, Holdings granted 2,016,524 options to our employees to acquire shares of its common stock pursuant to Holdings’ Stock Incentive Plan. The aggregate stock-based compensation associated with these awards is approximately $21.7 million, reflecting the estimated fair value of the options at the date of grant. The non-cash stock-based compensation is being recognized as an operating expense over the vesting period of the options. Certain of the options will vest based solely on continued employment over the next four years and the remaining options will vest upon the achievement of performance goals over the next four to seven years or imputed returns realized on sales of Holdings shares by the investment funds.

Certain of the options granted in conjunction with the NSS IPO vested upon issuance and were immediately exercised, allowing our employees to acquire 108,763 shares of Holdings’ common stock.

Our optionholders also received a bonus in May 2005 of approximately $4.3 million from cash on hand as a consequence of the underwriters’ decision to exercise their overallotment option.

During the three month periods ending June 30 and September 30, 2005 11,701 and 20,055 of the issued and outstanding options were exercised, respectively, allowing the Company’s employees to acquire 6,312 and 10,900 shares of Holdings’ common stock, respectively.  Holdings also granted 22,401 and 39,305 new options during the three month periods ended June 30 and September 30, 2005, respectively.

All options must be exercised or forfeited upon vesting. At September 30, 2005, all options had exercise prices of approximately $2.99 and weighted average remaining contractual lives of approximately three years. No options were exercisable at September 30, 2005. Upon the payment of dividends by Holdings, options will be adjusted to take into account that the optionholder will not receive the benefit of that dividend.

The Company recognized $4.4 million and $17.6 million of stock-based compensation expense for the three and nine month periods ended September 30, 2005, respectively, under the Stock Incentive Plan. For the three and nine month periods ended September 30, 2004, stock-based compensation was $0.2 million and $1.6 million, respectively.

As a result of the non-cash stock-based compensation costs noted above, our operating expenses for the three month period ended September 30, 2005 were, and we anticipate that our operating expenses for 2005 will be, higher than for prior periods. Additionally, the recognition of the deferred stock-based compensation over the applicable vesting periods will result in non-cash expense in the respective periods, thereby reducing our earnings in those periods.

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

Certain countries within which we operate have sought to impose withholding taxes or income taxes on payments from customers in those countries, notwithstanding the existence of tax treaties that we believe do not permit the imposition of such taxes. In particular, the Government of India has characterized payments made by Indian-based customers and certain payments made by non-resident customers in India as “royalty payments”. The Government of India has assessed taxes on these payments and may in future assess taxes on these payments for subsequent periods. We have appealed the tax assessment in accordance with applicable procedures for handling disputed tax assessments. However, we believe it is probable that a loss has been incurred and have recorded an accrual totalling $5.0 million as of September 30, 2005, representing management’s best estimate of the amount of the withholding tax obligations that have accrued through September 30, 2005. There were no material developments in this proceeding during the three month period ended September 30, 2005.

Recently Issued But Not Yet Adopted Accounting Standards

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes resulting from the adoption of a new accounting pronouncement that do not specify transition requirements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. SFAS 154 is effective for us as of January 1, 2006 and is not expected to have a material impact on our consolidated financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITIATIVE DISCLOSURE ABOUT MARKET RISK.

For a discussion of the market risks affecting us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our registration statement on Form S-4 (File No. 333-123420) filed with the SEC, as such registration statement became effective on June 8, 2005

As of September 30, 2005, our senior debt consisted of $125.0 million of senior subordinated notes, $160.0 million of senior floating rate notes and $203.6 million outstanding under our floating rate term loan facility. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our fixed rate borrowings outstanding at September 30, 2005 would be a reduction in fair value of approximately $1.0 million. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on $160.0 million of floating rate notes and $203.6 million of floating rate term loans at September 30, 2005 would be a reduction in cash flows of approximately $1.1 million and $1.4 million, respectively, and a reduction in net income of approximately $0.8 million and $1.0 million, respectively.

ITEM 4.                  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

None.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                  OTHER INFORMATION.

In January 2005, Intelsat, Ltd. (“Intelsat”) announced that its IS-804 satellite, a Lockheed Martin Series 7000 satellite, experienced an electrical power system anomaly that caused the total loss of the spacecraft.  Lockheed Martin has completed its investigation of this failure, although it has not yet released its final report.  Based upon information provided to us by Lockheed Martin, it is our understanding that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but most likely was caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the failure of the satellite’s high voltage power system.  We further understand that, although this risk exists for other satellites of the same series manufactured by Lockheed Martin, including two satellites owned by us (NSS-5 and NSS-806), the risk to any individual satellite is low.  We do not currently believe that any changes to our operating procedures or satellite deployment plans are required to mitigate the risk.  We will be meeting with Lockheed-Martin over the next several months to discuss whether any operational procedure modifications might be beneficial.

As a result of the IS-804 failure, our insurers have excluded from insurance coverage any losses arising from power losses and/or failures on our NSS-5 or NSS-806 satellites if they are due to a defect or defects identical to the defect(s) that caused the IS-804 and/or Telstar 401 and Telstar 402-R in-orbit failures.  (Telstar 401 and Telstar 402-R are two other LM Series 7000 satellites that have suffered in-orbit failures due to power subsystem anomalies.  Lockheed Martin previously attributed the most likely potential causes of the failures of the two Telstar satellites to failure modes other than the most likely cause(s) of the IS-804 failure.  Due to design differences between the Telstar satellites and our satellites, Lockheed Martin had believed that it was unlikely that our satellites could experience these other failure modes.  In light of the most recent IS-804 failure, however, Lockheed Martin believes that there is insufficient information to determine the exact relationship between these events or different failure modes.)  We have the burden of proving that the exclusion does not apply in the event of a failure.  This exclusion is subject to review when data concerning Lockheed Martin’s analysis of the IS-804 failure becomes available.

ITEM 6.                  EXHIBITS.

A list of exhibits filed in this Quarterly Report on Form 10-Q is set forth in the Exhibit Index and is incorporated in this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW SKIES SATELLITES B.V.

November 14, 2005

/s/ Andrew M. Browne
Andrew M. Browne
Chief Financial Officer and Managing Director
(Principal Financial Officer)

/s/ Mary J. Dent
Mary J. Dent
Authorized U.S. Representative

EXHIBIT INDEX

Exhibit Number

Description

2.1 (1)	Acquisition Agreement among Neptune One Holdings Ltd., Munaro Holdings B.V. and New Skies Satellites N.V., dated June 5, 2004
3.1 (6)	Deed of Incorporation of New Skies Satellites B.V
3.2 (7)	Articles of Association of New Skies Satellites B.V.
4.1 (2)	Indenture, dated November 2, 2004, between New Skies Satellites B.V. and U.S. Bank National Association (Senior Floating Rate Notes)
4.2 (2)	Indenture, dated November 2, 2004, between New Skies Satellites B.V. and U.S. Bank National Association (Senior Subordinated Notes)
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

10.2 (1)	Parent Guarantee and U.S. Pledge Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.3 (1)	Holdings Guarantee, dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.4 (2)	Equitable Charge of Shares, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.5 (1)	Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Satellites B.V. and New Skies Holding B.V.
10.6 (1)	Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Holding B.V. and New Skies Investments S.à.r.l.
10.7 (1)	Agreement of Undisclosed Pledge of Third Party Accounts Receivable, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.8 (1)	Agreement of Disclosed Pledge of Subordinated Intercompany Loan Receivables, dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.9 (1)	Agreement of Disclosed Pledge of Bank Accounts, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.10 (1)	Agreement of Non-Possessory Pledge of Assets, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.11 (1)	Agreement of Disclosed Pledge of Insurance Receivables, Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG
10.12 (1)	Agreement of Pledge of Intellectual Property Rights, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.13 (1)	Agreement and Deed of Mortgage and Pledge, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.14 (1)	Agreement and Deed of Pledge of Shares in New Skies Satellites MAR B.V., dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.15 (1)	Agreement and Deed of Pledge of Shares in Morharras B.V., dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.16 (1)	Agreement of Disclosed Pledge of Intercompany Accounts Receivable, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.17 (1)	Agreement and Deed of Pledge of Shares in New Skies Satellites B.V., dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.18 (2)	Transaction and Monitoring Fee Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Blackstone Management Partners IV L.L.C.
10.19 (8)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Daniel S. Goldberg
10.20 (8)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Andrew M. Browne

10.21 (8)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Scott J. Sprague
10.22 (8)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Michael C. Schwartz
10.23 (8)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Stephen J. Stott
10.30 (2)	Agreement, dated April 29, 2004, between New Skies Satellites N.V. and Intelsat LLC
10.31 (2)	Agreement, dated March 2, 2005, between New Skies Satellites B.V. and SES Global Satellite Leasing Limited
10.32 (2)	Satellite and In-orbit Insurance Policy No. 875/A3F005932
10.33 (2)	Satellite and In-orbit Insurance Policy No. 875/A4F024902
10.34 (5) †	Term Sheet, dated February 17, 2005, between New Skies Satellites B.V. and Intelsat Global Sales & Marketing Ltd.
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
10.39 (4)

First Amendment to Agreement of Undisclosed Pledge of Third Party Accounts Receivable, dated February 22, 2005, between New Skies Satellites B.V., as Pledgor, and Deutsche Bank AG, New York Branch, as Pledgee

10.40 (9)

Share Purchase Agreement, dated as of August 24, 2005, by and among New Skies Networks Pty Ltd., New Skies Networks Australia Pty Ltd., New Skies Satellites B.V., NSN Holdings Pty Ltd. and Multimedia Limited

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 +	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 +	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on January 27, 2005.

(2)           Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on March 9, 2005.

(3)           Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on March 28, 2005.

(4)           Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on April 25, 2005.

(5)           Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 of New Skies Satellites Holdings Ltd. (File No. 333-122322) filed on May 6, 2005.

(6)           Incorporated by reference to the Registration Statement on Form S-4 of New Skies Satellites B.V. (File No. 333-123420) filed on May 27, 2005.

(7)                                  Incorporated by reference to the Quarterly Report on Form 10-Q of New Skies Satellites B.V. (File No. 333-123420) filed on August 15, 2005.

(8)                                  Incorporated by reference to the Current Report on Form 8-K of New Skies Satellites Holdings Ltd. (File No. 001-32495) filed on October 13, 2005.

(9)                                  Incorporated by reference to the Current Report on Form 8-K of New Skies Satellites Holdings Ltd. (File No. 001-32495) filed on November 14, 2005.

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